Form 10-Q
period 1995-03-31
IMTEC INC
filed 1995-05-15
CIK 730045

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
					Washington, D.C. 20549

						FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 1995.

Commission File Number:     0-12661

Exact Name of Registrant as Specified in its Charter:    IMTEC, Inc.

State of Incorporation:    Delaware

I.R.S. Employer Identification Number:    03-0283466

Address of Principal Executive Offices:		One Imtec Lane
								Bellows Falls, VT  05101

Registrant's Telephone Number:    802-463-9502



	Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES   [ ] NO





APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Common shares outstnading as of May 9, 1995:   1,470,138

IMTEC, INC.

INDEX

                                                                 				Page #
Part I		Financial Information

		Condensed Balance Sheets -
		     March 31, 1995 and June 30, 1994	                              3 - 4

		Condensed Statements of Income -
		     Three Months and Nine Months Ended
			March 31, 1995 and 1994                                               	5

		Condensed Statements of Cash Flows
		     Three Months and Nine Months Ended
			March 31, 1995 and 1994                                               	6

		Notes to Condensed Financial Statements                            	7 - 8

		Management's Discussion and Analysis of
		     Financial Condition and Results of Operations                     	9

Part II    	Other Information

	Item 4     	Submission of Matters to a Vote of
		Security Holders	                                                      11

	Item 6	    Exhibits and Reports on Form 8-K                            	11

	Signatures	                                                          	 	12

PART I - FINANCIAL INFORMATION
IMTEC, INC.
CONDENSED BALANCE SHEETS

                                               			March 31,	          June 30,
	                                                   1995          	     1994
                                                	(Unaudited)             	*
ASSETS

Current Assets:
	Cash                                           	$  605,183        	$   3,627
	Accounts and notes receivable:
		Trade, less allowance for doubtful accounts:
			March 31, 1995 - $73,982
			June 30, 1995 - $59,320                       	1,904,804        	1,033,552

	Income Tax Receivable                              	44,170          	177,602
	Inventories                                     	1,281,080	          905,755
	Prepaid expenses & deferred charges               	106,232           	77,845
	Deferred income tax	                                46,376        	   46,376
                                             					---------        	---------
				Total Current Assets	                         3,987,845        	2,244,757
				                                             	---------        	---------
Plant and equipment	                              3,165,174        	2,903,036
Less: Accumulated depreciation                   	2,173,004        	1,930,238
                                             					---------        	---------
				                                             	  992,170	          972,798
	                                             				---------        	---------
Other Assets:
	Deposits	                                          	13,340           	20,207
	Computer software less accum amort. of
		$308,137 in 1995 & $243,768 in 1995,	             167,058          	210,089
	Other intangibles less accum amort of,
		$345,139 in 1995 & $276,799 in 1995	              271,499	          315,648
				                                             	---------        	---------
					                                               451,897	          545,944
		                                              		---------        	---------

                                            					$5,431,912       	$3,763,499
                                            					==========       	==========
* From audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

PART I - FINANCIAL INFORMATION
IMTEC, INC.
CONDENSED BALANCE SHEETS (CONTINUED)

                                            						   March 31,	     June 30,
	                                                       1995        	1994
                                                   	(Unaudited)       	*
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
	Notes payable - bank	                                           	$  149,224
	Current installments of L/T debt                  	$   86,734       	86,734
	Current capital lease obligations	                                   	6,171
	Accounts payable                                     	618,130      	394,155
	Income tax payable	                                   154,640          	-
	Accrued liabilities
		Salaries and wages                                  	119,113       	76,627
		Commissions                                         	456,598       	43,149
		Other		                                              869,809	      412,430
		                                                			---------    	---------
				Total Current Liabilities	                       2,305,024    	1,168,490

Long term debt less current installments              	218,027      	386,904
Long term capital lease obligations	                       -	            -
				                                                	---------    	---------
			Total Liabilities                                	2,523,051    	1,555,394
				                                                	---------    	---------
Stockholder's equity:
	Common stock - $.01 par value;
		authorized 5,000,000 shares, issued and outstanding:
		1,470,138 shares March 31, 1995
		1,331,664 shares June 30, 1995                       	14,027       	13,317
	Additional paid-in capital                         	2,020,068	    1,860,714
Retained Earnings	                                     874,766	      334,074
				                                                	---------	    ---------
			Total Stockholder's Equity                       	2,908,861    	2,208,105
				                                                	---------    	---------
	Total Liabilities & Equity	                       $ 5,431,912	  $ 3,763,499
				                                               	==========   	==========

* From audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

IMTEC, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)
                                 	Nine Months Ended        	Three Months Ended
	                                      March 31,                	March 31,

                                  	1995      	1994        	1995       	1994

Net Sales                     	$7,839,741 	$5,023,772  	$3,724,777 	$1,921,700
Cost of Sales	                  4,473,703  	2,988,725   	2,175,527  	1,082,041
                               	---------  	---------   	---------  	---------
			Gross Profit	                3,366,038  	2,035,047	   1,549,250	    839,659

Selling, general and
	administrative expenses       	2,002,403  	1,772,617     	964,262    	582,983
Research and development
	expenses		                       503,754	    398,728     	247,054 	   112,881
				                           	---------  	---------   	---------   ---------
	Operating Profit/(Loss)         	859,881   	(136,298)    	337,934    	143,795

Other Income (Expenses):
	Miscellaneous income
		and other expenses              	30,968	      2,045       	4,068        	(65)
	Interest Expense                	(33,835)   	(37,999)    	(10,275)   	(15,088)
				                           	---------  	---------   	---------	   --------
		Income (Loss) Before
			Income Taxes                  	857,014   	(172,252)    	331,727	    128,642

Income Tax Exp(Benefit)	          316,323    	(63,699)    	124,496     	56,472
				                           	---------   	---------  	---------   	--------
	Net Income (Loss)	             $ 540,691  	$(108,553)  	$ 207,231   	$ 72,170
				                           	=========  	=========  	==========   	=========

Weighted average number of
	common shares and common shares
	equivalents outstanding      	1,472,069    1,392,104   	1,479,986	  1,405,231

Earnings per common share and
	common share equivalents      	$   .37     	$  (.08)     	$   .14    	$   .05
					                           =======	     ========	     =======    	=======

The accompanying notes are an integral part of these condensed financial statements.

IMTEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                 	Nine Months Ended        	Three Months Ended
	                                      March 31,                 	March 31,

	                                  1995 	      1994        	1995       	1994
Cash flows from operating activities:

	Net Earnings	                   $540,691	 $(108,223)	    $207,230	   $ 72,486
	Adjustments to reconcile net earnings to
	net cash provided by operating activities:
		Depreciation & amortization of
		property plant, equipment
		and other assets               	375,475	   432,979	      135,809	    144,689
	Decrease(inc.) in A/R	          (871,252) 	(177,377)	    (285,762)  	(380,391)
	Decrease(inc.) income
		tax refundable	                 133,432   	(39,080)     	(30,144)    	81,091
	Decrease (inc.) in inv.	        (375,325)  	(22,430)      	94,484    	181,058
	Decrease (inc.) in prepaid
		expenses and other assets	      (21,520)  	(11,164)	       4,375      	1,881
	Increase (dec.) in A/P	          223,975	  (130,753)	    (106,570)    	18,932
	Increase (dec.) in income
		tax payable	                    154,640	    (3,829)     	124,496    	(13,222)
	Increase (dec.) in
		accrued liabilities            	913,314	    20,536      	546,032    	(62,021)
	Net cash from operating	       ---------	 ---------	    ---------	  ---------
		activities	                   1,073,430	   (39,341)	     689,950	     44,503

Cash flows from (used in) investment activities:
	Expenditures for property & equipment,
		computer software and other
		intangible assets            	(307,667)	  (399,748)	    (134,131) 	 (107,972)
				                           	---------  	---------	    ---------  	---------
	Net cash used in invest.	      (307,667)	  (399,748)    	(134,131)  	(107,972)

Cash flows from (used in) financing activities:
	Proceeds from issuance notes payable				                              112,067
	Principal notes payable/bank	  (149,224)   	(20,330)
	Proceeds from new long term debt	          	500,000
	Principal payments on L/T debt	(168,876)	  (109,176)    	(117,858)	   (46,313)
	Principal payments under capital
		lease obligations	              (6,171)    	(9,953)                 		(3,437)
	Proceeds from issuance of stock 160,064     	51,562	      155,313
	Net cash provided by finance	 ---------	  ---------	    ---------  	---------
		activities	                   (164,207) 	  412,103       	37,455	     62,317

Net increase (decrease) in cash	 601,556    	(26,986)	     593,274	     (1,152)

Cash at the beginning of period	  3,627      	44,529       	11,909	     18,695
		                         			---------	   ---------    	---------   	--------
Cash at the end of period	     $605,183	    $ 17,543	     $605,183   	$ 17,543
				                          =========   	=========	    =========	   ========

Supplemental Information Disclosures:
		Interest paid	               $ 33,835	   $ 37,999	     $ 10,275	    $ 15,888
					                         ---------  	---------    	 --------	    --------
		Income tax paid	             $256,913		                $255,535
					                         ---------  	---------	     --------	    --------

The accompanying n	otes are an integral part of these condensed financial
statements.

IMTEC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -	Basis of Presentation

	The financial information included herein is unaudited: however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

	The results of operations for the nine month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.


2 -	Inventories

   	Inventories consist of:
	                                  	March 31,             	June 30,
	                                    	1995	                  1994

Finished Products	                $   46,944	            $  27,375
Work in Process	                     211,496	               67,360
Purchased Components              	1,022,640             	 811,020
		                                ----------            	---------
		                                $1,281,080	            $ 905,755
                                		==========            	=========

	Inventory cost consisted of the cost of purchased components and supplies, manufacturing labor and manufacturing overhead.


3 -	Liability for Estimated Product Warranty

	On March 31, 1995 and June 30, 1994, the Company had provided $284,871 and $87,107 respectively, against future product warranties based on its experience with customer claims. Warranty expenses charged to income amounted to approximately $152,532 for the nine month period ended March 31, 1995 and $78,303 for the nine month period ended March 31, 1994.

4 -	Earnings (Loss) per Common Share

	Primary earnings per share were computed by dividing net earnings (loss) by the weighted average number of shares of common stock equivalents outstanding during the year, if dilutive.  Common stock equivalents (stock options and warrants) are assumed to be exercised when they are issued and the proceeds used to repurchase outstanding shares of the Company's common stock at the average price during the period.

	The fully-diluted computation is performed using the same method as for the primary computation, except that the proceeds from exercised stock options and warrants are assumed to be used to repurchase outstanding shares of the
Company's common stock at the higher of the average or March 31, market price.

	The average number of common share and common share equivalents entering into the calculation of primary and fully-diluted earnings per share are as follows:

                                   		      	Nine months ended March 31,
                                                 		1995	          1994

Common shares	                                1,358,750      	1,299,274
Options	                                         76,959         	50,986
Warrants	                                        28,556	         34,522
	                                            	---------      	---------
	Total for primary calculation               	1,464,265	      1,384,782
Options	                                          6,599          	5,409
Warrants	                                         1,205      	    1,913
                                            		---------      	---------
Total for fully-diluted calculation	          1,472,069	      1,392,104
	                                            	=========      	=========


                                    		     	Three months ended March 31,
                                                  		1995          	1994

Common shares                                 	1,409,098     	1,306,829
Options	                                          66,887	        57,714
Warrants	                                              0         39,669
	                                             	---------	     ---------
	Total for primary calculation	                1,475,985     	1,404,212
Options	                                           4,001           	769
Warrants	                                              0	           250
		                                             ---------     	---------
Total for fully-diluted calculation	           1,479,986     	1,405,231
		                                             =========     	=========

IMTEC, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three Months and Nine Months Ended March 31, 1995
as compared to Three Months and Nine Months Ended March 31, 1994

	Revenues for the three months and nine months ended March 31, 1995 increased approximately 93.8% and 56.0% respectively over the corresponding periods in
1994.

	Revenues from the sales of Industrial Bar Code Equipment were $2,326,489 and
$4,105,272 for the three and nine month periods ended March 31, 1995 compared to $899,176 and $2,200,722 for the same periods in 1994.  Industrial Bar Code
Equipment sales represented 62.5% and 52.4% of total revenue for the three month and nine month periods ended March 31, 1995 compared to 46.8% and 43.8%
respectively for the same periods last year.  It should be noted that approximately $1,540,000 for the three months and approximately $2,094,000 for the nine monthd ended March 31, 1995 represented sales to a single customer compared to approximately $595,000 and $810,000 respectively for the same periods last year to the smae customer.  Management believes that the upward trend in Industrial Bar Code Equipment sales will continue due to a maturing sales force and new sales management direction.  This is reflected by the increase in the Industrial Bar Code Equipment backlog, exclusive of the single customer mentioned above, from $242,721 at March 31, 1994 to $305,772 at
March 31, 1995.  The backlog for the order by the single customer mentioned above increased from $0 at March 31, 1994 to approximately $1,300,000 at
March 31, 1995.

	Revenues from Bar Code labels and printing supplies were $1,398,288 and $3,734,300 for the three month and nine month periods ended March 31, 1995 compared to $1,022,980 and $2,824,330 respectively for the same periods last year. Bar Code labels and printing supplies represented 37.5% and 47.6% of total revenue for the three month and nine month periods ended March 31, 1995 compared to 53.2% and 56.2% respectively for the same periods last year. Management believes that the increase in sale of bar code labels and printing supplies is attributable to increased sales and marketing efforts that have shown positive results since started more than a year ago.

	Total cost of sale for the three months and nine months ended March 31, 1995 were 58.4% and 57.1% respectively, compared to 56.3% and 59.5% for the same periods in 1994.

	Selling, general and administrative expenses were $964,262 for the quarter ended March 31, 1995 and $2,002,403 for the nine months ended March 31, 1995, as compared to $582,983 and $1,772,617 respectively for the corresponding periods ended March 31, 1994. This increase is primarly attributed to increased levels of compensation arising from increased revenues and profitability in the current fiscal year.

	Total backlog, for all products, as of March 31, 1995 was approximately $2,500,000, about half of which is shipable by June 30, 1995, compared to $754,000 as of March 31, 1994.

	Development and engineering expenses for the three months and nine months ended
March 31, 1995 were $247,054 (6.6% of sales) and $503,754 (6.4% of sales)
compared to $112,881 (5.9% of sales) and $398,728 (7.9% of sales), respectively, for the same periods last year.  The increase in Developement and Engineering expenses is the direct result of an increased effort to develope new products.

	Income tax expense is a direct result of the Company's net income or loss before taxes.

	The increase in Other Income is the result of the sale of some of the Company's aged equipment that is no longer used in operations.

	Net income for the three months and nine months ended March 31, 1995 was $207,231 and $540,691, respectively, compared to $72,170 and a loss of ($108,553), respectively, for the same periods ended March 31, 1994. The major reasons for this swing to profitability have been discussed above.

	As of March 31, 1995, the Company's principal available sources of liquidity were, respectively, from operations, a $700,000 bank line of credit, all of which was available as of March 31, 1995, and a seven (7) year bank term note taken in December, 1993, with an outstanding balance of $404,762 as of
March 31, 1995.

	Accounts receivable increased by $871,252, from $1,033,552 at June 30, 1994 to $1,904,804 at March 31, 1995, a direct result of the increase in revenues from $1,441,834 for the quarter ended June 30, 1994 to $3,366,036 for the quarter ended March 31, 1995.

	Inventories increased by $375,325, from $905,755 at June 30, 1994 to $1,281,080 at March 31, 1995, as a result of increasing levels of business.

	The Company's capital commitments for fiscal 1995 are expected to be at the same level as fiscal 1994.

	The Company believes that it will be able to offset the effects of inflation by selected price increases in its products, although it can give no assurances in this regard.

PART II - OTHER INFORMATION


Item 1 -	Legal Proceedings
        	None

Item 2 -	Changes in Securities
        	Not  applicable

Item 3 -	Defaults Upon Senior Securities
        	None

Item 4 -	Submission of Matters to a Vote of Security Holders
        	None

Item 5 -	Other Information
        	None

Item 6 -	Exhibits and Reports on Form 8-K
        	None

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

			IMTEC, INC.




		BY: /s/ Richard L. Kalich
		   ----------------------------
		     Richard L. Kalich
     				President &
			Chief Executive Officer






		BY: /s/ George S. Norfleet III
		   ----------------------------
			George S. Norfleet III
			Secretary / Treasurer