Form 10-Q/A
period 1995-03-31
IMTEC INC
filed 1995-06-26
CIK 730045

UNITED STATES
				SECURITIES AND EXCHANGE COMMISSION
					Washington, D.C. 20549

					       FORM 10-Q/A-1

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

	Common shares outstnading as of May 9, 1995:   1,470,138














PART II - OTHER INFORMATION


Item 1 -	Legal Proceedings
	None

Item 2 -	Changes in Securities
	Not  applicable

Item 3 -	Defaults Upon Senior Securities
	None

Item 4 -	Submission of Matters to a Vote of Security Holders

	None

Item 5 -	Other Information
	None

Item 6 -	Exhibits and Reports on Form 8-K
	(a) Exhibit 27
	(b) None
































SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

							IMTEC, INC.




							BY: /s/ Richard L. Kalich
							--------------------------------
							         Richard L. Kalich
								President &
							Chief Executive Officer






							BY: /s/ George S. Norfleet III
							 ------------------------------------
							George S. Norfleet III
							Secretary / Treasurer