Form 10-K
period 1995-06-30
IMTEC INC
filed 1995-09-27
CIK 730045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:     June 30, 1995
Commission file Number:     0-12661
Exact Name of Registrant as Specified in its Charter:     IMTEC, Inc.
State of Incorporation:     Delaware
I. R. S. Employer Identification Number:     03-0283466
Address of Principle Executive Offices:      One Imtec Lane
                                              Bellows Falls, VT  05101
Registrant's Telephone Number:     802-463-9502
Securities registered pursuant to Section 12(b) of the Act:
         Class:     Common
         Exchange:     NASDAQ

  Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K ( 229.405 of the this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of
filing.      $9,993,317.25

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of September 21, 1995:   1,478,888

PART I
Item 1.  BUSINESS

         (a)  General Description of Business

         IMTEC, Inc. (the "Company" or "IMTEC") designs, assembles,  markets and
sells  high  performance   barcode  labels,  and  label  application  and  label
lamination equipment.

         The Company's Hot Stamp printer business was discontinued in August 1994. Reference is made to the Company's current report on Form 8-K, dated August 19, 1994, the contents of which are incorporated herein by reference for further information in these regards.

         The Company was incorporated in Vermont on March 17, 1982 under the name Imaging Technologies, Inc., and was reincorporated in Delaware under its present name on September 22, 1983. The Company's executive offices are located at One IMTEC Lane, Bellows Falls, Vermont 05101, and its telephone number is
(802) 463-9502.

         (b)  Financial Information About Industry Segments

                Not Applicable.

         (c)  Narrative Description of Business


Products and Services

         The Company currently markets bar code printer/applicators, bar code printer/laminators and label laminators. The printer/laminator, which allows for rapid automated printing of laminated bar code labels on continuous stock, and the printer/applicator, which prints bar codes on pressure sensitive labels and automatically applies them in a single integrated process, are each composed of a basic printer presently supplied by unaffiliated manufacturers, and of various accessories, such as cutting and laminating elements, or label applicator elements which are developed by the Company and are integrated with the printers by utilizing proprietary software and technology. In addition, the Company markets equipment parts and accessories. The Company also sells labels, label materials, ink, ribbons and laminates, and produces preprinted bar code labels for customers who prefer outsourcing of label printing or whose needs do not justify in-house operation of bar code printers. The Company focuses on high-performance label materials, which are designed to perform in demanding environments.


Bar Code Printer/Applicator

         IMTEC's microprocessor-based printer/applicators are designed to print bar codes on pressure sensitive labels and thereafter automatically apply them in a single integrated process. The printer/applicator can be programmed to label different sized objects at random at varying distances of up to thirty two inches from the printer or to apply labels at random to the tops of items at varying heights.

         The equipment can also be modified by the Company, at the request of a particular customer, for use in harsh environments where conditions of excessive humidity, lint or dust prevail. The printer/applicator also contains various "fail safe" sensors which are designed to prevent jamming and mislabeling.

         Printer/applicator sales accounted for 38.4%, 26.8% and 20.5% of the Company's revenues during the Company's fiscal years ended June 30, 1995, 1994 and 1993, respectively.


Bar Code Printer/Laminator

         IMTEC's microprocessor-based label laminator and label printer/laminator are designed for rapid production of bar code labels or tags. The printer encodes information on various types of labels with bar code formats and also prints human readable text above or below the bar code. It can be programmed to either print bar code labels at random, in identical batches or in sequential series. All of IMTEC's bar code printers are also designed to be operated in-house by a customer's own data entry system. The Company's printers are compatible with various brands of computers and microcomputers through standard communications interfaces supplied by the Company or obtainable by the customer from a number of alternative sources. If operated manually, a printer's display panel will provide the operator with on-going information regarding machine operation, including a count of labels being produced and a warning against data entry errors.

         The Company's printer/laminators consist of printers presently supplied by unaffiliated manufacturers, as well as cutting and laminating elements developed by the Company utilizing proprietary software and technology. The integration of these features allows for the automated printing of bar code labels on continuous stock, thereby eliminating the need for precut labels and permitting a customer to pre select exact label size.

         Printer/laminator sales accounted for approximately 3.8%, 3.6% and 13.6% of the Company's revenues during the Company's fiscal years ended June 30, 1995, 1994 and 1993, respectively.


Printer Supplies, Components and Services

         IMTEC markets bar code printer components and accessories. The Company also sells labels, label materials, ink ribbons and laminates, primarily to its existing customers and produces bar code labels for customers. Sales of such supplies accounted for 55.9%, 67.6% and 57.7%, of the Company's revenues during fiscal years 1995, 1994 and 1993, respectively.


Other Products

         Sales of other products and accessories accounted for approximately 1.9%, 1.4% and 5.6% of the Company's revenues during fiscal years 1995, 1994 and 1993, respectively.


Marketing and Sales

         The Company's marketing efforts are directed to those industries and businesses which have need of in-house bar coding equipment. The Company conducts its marketing and sales efforts primarily through an in-house sales staff of 12 full-time employees and its executive officers; 5 sales offices in the Metropolitan areas of Chicago, IL, Philadelphia, PA, Atlanta, GA, Dallas, TX, and Syracuse, NY, respectively, each of which employs one full- time sales employee; and approximately 12 independent reseller organizations throughout the United States who market other bar code products in addition to the Company's.

         The  Company  also  conducts  marketing  efforts  and sales  throughout
Canada,  Latin  America,   Europe,  and  the  Far  East  through  resellers  and
distributors.

         The Company supplements these efforts by advertising, publishing articles in trade and business journals, and participation at trade shows.


Manufacturing and Sources of Supply

         The Company purchases substantially all of the printers that it incorporates into its bar code printers from non-affiliated manufacturers. As there are numerous manufacturers and distributors of printers, the Company does not anticipate experiencing any curtailment in the availability of printers.

         The Company is not materially dependent on any one supplier for its computer software, bar code printing supplies or components used in assembling its present or proposed products. It currently uses a number of outside contractors to fabricate machine parts and sub-assemblies for its products but is not currently materially dependent on any one such contractor.

Patents and Trademarks

         During the current fiscal year the Company was granted one patent which relates to various attributes of its bar code printer accessories. As of June 30, 1995, the Company owned eight patents, expiring at various dates ranging from 2001 to 2009, and ten trademarks, respectively. Applications for registration of trademarks in nine foreign countries were then pending. Applications for four patents were also pending at June 30, 1995. The Company does not believe the proprietary protection afforded by such patents and trademarks is of material import to its current or future operations or prospects.


Warranty

         The Company's personnel install its products and, if necessary, train a customer's personnel in their operation and service. The Company's personnel also service such products when a customer's own staff is unable to diagnose or correct a problem. The Company currently warrants its enhanced printers for a one year period for parts and in house labor. The Company also offers service and warranty contracts directly to its customers as well as through third party service groups.


Customers

     The Company's primary customers are those industries and businesses that utilize in-house bar coding equipment. The Company's customers include, but are not limited to, the fields of electronics, automotive, distribution and consumer's goods manufacturers. During fiscal year 1995, sales to a single customer accounted for approximately 31% of the Company's revenues. This customer, which also accounted for 12% of the Company's revenues during fiscal 1994, is not presently anticipated to account for greater than 10% of the Company's revenues for its fiscal year ending June 30, 1996. No other customer accounted for more than 10% of the Company's revenues during fiscal years 1995, 1994 and 1993. Export sales aggregated approximately $1,704,000 in 1995, $1,373,000 in 1994, and $1,533,000 in 1993.


Backlog

         The aggregate backlog of firm orders for the Company's products as of June 30, 1995 was approximately $2,803,000 as compared with $4,026,000 on June 30, 1994. Approximately $956,000 of the current backlog is for media supplies with scheduled shipping dates over the next 12 months. The balance of the current backlog ($1,847,000) is for hardware, including several orders for multiple units, with scheduled delivery over several months. The Company anticipates that substantially all of its backlog will be filled during the current fiscal year.


Competition

         The Company competes with several other companies in the sale of its bar code accessories, supplies and services, many of which are larger and have greater financial resources. The Company recognizes approximately 10 direct competitors in its field; however, the Company believes that no one competitor is a dominant factor therein.

         The Company may face potential competition with respect to its specialized bar code labeling systems from other companies engaged in various areas of the bar code industry which have both the technical knowledge to develop competing systems and financial resources substantially greater than those of the Company.

         The Company believes that it presently competes based on performance, simplicity of operation, reliability of products, and price. It expects to compete with respect to specialized bar code labeling systems presently under development, based upon its chemical and systems engineering capabilities.

Research and Development

         The Company conducts on-going research and development to refine, improve and enhance its product line. Research and development expenses were $643,081, $516,990 and $565,350 in the fiscal years ended June 30, 1995, 1994 and 1993, respectively. The research and development expenses in fiscal 1995 were attributable to the Company's efforts with respect to its specialized bar code labeling systems and proprietary materials.


Employees

         As of August 30, 1995, the Company employed 64 persons on a full time basis, including 5 employees in administration, 17 in marketing and sales, 8 in research and development and 34 in service and manufacturing. .

         None of the Company's employees is represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.


(d) Financial Information about Foreign and Domestic Operations and Export Sales

         Export sales aggregated approximately $1,704,000 in fiscal 1995, $1,373,000 in fiscal 1994 and $1,533,000 in fiscal 1993, representing 16.6%,
21.0% and 21.5%, respectively, of the Company's sales in such fiscal years. The Company has no significant assets outside of the United States and all export sales in such years were made to persons or entities that had no affiliation to the Company.

                                               Fiscal Years Ended June 30,
                                        1995              1994             1993
                  Pacific Rim            49%               46%              28%
                  Europe                 24%               20%              42%
                  Canada                 19%               30%              25%
                  Others                  8%                4%               5%



Item 2.  PROPERTIES

         The Company occupies approximately 15,000 square feet in leased facilities and a plot of land measuring 11.59 acres on which the Company's facilities are situated in the Rockingham Industrial Park, Bellows Falls, Vermont, which house the Company's executive and administrative offices, and its bar code manufacturing and shipping facilities under a lease which expires on December 31, 1999. The Company has the right to extend the lease for an additional five year term and to purchase the building at any time at a purchase price equal to the then outstanding principal balance and accrued interest of a $525,000 Vermont Industrial Development Authority Industrial Development Revenue Bond, issued in May, 1985. Annual rent is $54,000. The lease provides that the Company shall pay property taxes and utility charges. Sufficient land is available to allow for future expansion.

         The Company also leases approximately 15,000 square feet in facilities at 33 Bridge Street, Bellows Falls, Vermont, which house additional manufacturing and storage facilities. This lease expires December 31, 1995 and the Company has the right to extend the lease for two terms of five years each. Annual rent through December 31, 1995 is $60,000. Rent thereafter is adjusted for inflation.

         The Company believes that these facilities are adequate for its present and currently contemplated future operations.

Item 3.  LEGAL PROCEEDINGS

     In January, 1994, the Windham County Superior Court rendered a settlement of $175,000 plus interest to a former employee in settlement of a wrongful discharge lawsuit based on a termination dating back to 1991. A liability of $207,363 has been recorded in the Company's financial statements. This case has been appealed to the Vermont Supreme Court.

         There is no other material litigation pending, or, to the Company's knowledge, threatened against the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1995.

PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

         (a)  Market Information

         The Company's Common Stock is quoted on NASDAQ-Small Cap Market under the symbol IMTC. The following table sets forth, for the periods indicated, the bid price range of the Common Stock as reported by National Quotation Bureau Incorporated. These quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions:



1995                                        HIGH BID         LOW BID

First Quarter                               $  5              $  3-3/4
Second Quarter                                 5                 4-3/4
Third Quarter                                 11                 5
Fourth Quarter                                 9-1/2             8-1/2

1994

First Quarter                               $   2-7/8         $  2-3/16
Second Quarter                                  3-7/8            2-5/8
Third Quarter                                   4-1/4            3-3/4
Fourth Quarter                                  4                3-3/4


         (b)  Holders

         At August 30, 1995, there were approximately 278 holders of record of the Company's Common Stock.

         (c) Dividends

         The Company has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. Any decision as to future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deem relevant.


Item 6.  SELECTED FINANCIAL DATA

Years Ended June 30,
                           1995             1994              1993              1992             1991
                           ----             ----              ----              ----             ----

Net sales                  $10,272,846      $6,529,755        $7,120,594        $6,330,497       $7,450,674

Net income
(loss)                     $   851,095      $  (871,358)      $  (127,779)      $   101,420      $   370,235

Net income (loss) per common share
 and common share equivalents

Primary:

Net income
(loss)                     $      .57       $      (.62)      $      (.09)      $       .07      $       .27

Fully diluted:

Net income
(loss)                     $      .56       $      (.62)      $       (.09)     $       .07      $       .27

At year end:
Total Assets               $5,268,176       $3,763,499        $4,407,415        $4,116,983        $4,248,816

Long-term debt and
capital lease
obligation                 $        0       $   386,904       $    21,476       $   148,813      $   487,442
- ----------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Fiscal year ended June 30, 1995, as compared to fiscal year ended June 30, 1994.

     Revenues for the fiscal year ended June 30 1995, increased approximately 57.3% over the fiscal year ended June 30, 1994.

         Revenues from the sales of Industrial Bar Code Equipment were $5,051,666 for the year ended June 30, 1995, up 99.9% when compared to $2,526,915 for the year ended June 30, 1994. Industrial Bar Code Equipment revenues represented 49.3% of total revenues in fiscal year 1995 compared to 40.1% of total revenues in fiscal year 1994. The increase in bar code equipment sales in fiscal year 1995, when contrasted with fiscal year 1994, is primarily attributable to an increase in shipments of approximately $1,472,000 of the Company's recently introduced high performance label applicator line to a single customer. Other product lines showed increases of approximately 60% to 70% over the previous year's shipments. These increases are a direct result of increased sales and marketing activities and efforts to expand the Company's distribution network. Backlog as of June 30, 1995, was $1,846,535 ($1,115,752 represents orders to a single customer) for Industrial Bar Code Equipment as contrasted with $3,540,107 ($3,390,400 represents orders to a single customer) for June 30, 1994. The decline in backlog is the result of an increase in shipping levels.

         Revenues from Bar Code labels and printing supplies were $5,187,457 for the fiscal year ended June 30, 1995, as compared to $3,873,469 for the year ended June 30, 1994, an increase of 33.9%. The Company believes that increased marketing efforts, proprietary materials, and the increasing cumulative quantity of machines in the field consuming these goods has resulted in the growth of this product line. The sale of Bar Code labels and printing supplies represented approximately 50.7% of total revenues for fiscal year 1995 as compared to 59.9% of total revenues for fiscal year 1994. There was a backlog of $956,402 as of June 30, 1995, for Bar Code labels and printing supplies as compared to $486,000 for June 30, 1994.

     The Company discontinued its Hot Stamp printer business in August , 1994, resulting in a one time charge of $385,386, recorded in June, 1994. Revenues from Hot Stamp equipment and supplies were $125,252 for the fiscal year ended June 30, 1994. These revenues are included in the prior years numbers discussed in the above paragraphs. (See Notes 13 and 14 to the financial statements of the Company).

         Cost of sales as a percentage of revenues decreased from 61.9% for fiscal year 1994 to 55.1% for fiscal year 1995. This decrease is attributable to a decrease in the cost of materials due to volume purchasing of parts and the out-sourcing of certain assemblies. While direct labor and overhead costs increased in actual dollars (up 13.8% and 19.5% respectively), the ratio of these costs as a percentage of sales decreased to 4.9% and 7.5% from 6.9% and 9.9% the prior year respectively.

         Selling, general and administrative expenses represented 27% of sales in fiscal year 1995 and 40% of sales in fiscal year 1994, though the actual costs for fiscal 1995 increased by about $141,000 over fiscal 1994 levels. The majority of the increase is attributed to sales commission expenses, increasing about $90,000, the result of increased shipments, and trade show expenses, increasing approximately $85,000 as the Company introduced several new products and attended twice as many trade shows compared to fiscal 1994. General and Administrative expenses include approximately $23,000 in additional accrued settlement costs occasioned by a judgment in the amount of $175,000 (plus interest) rendered against the Company following a jury trial in a wrongful discharge case instituted against the Company in 1991 by a former employee. The unfavorable verdict against the Company has been appealed to the Vermont Supreme Court.

         Research and Development expenses represented 6.3% of sales in fiscal year 1995 and 7.9% of sales in fiscal year 1994, though the actual costs increased by about $126,000. The additional expenses are related to new product development, including, but not limited to, the Company's recently announced ApplyPro series of printer/applicators.

         Fiscal year 1995 Interest Expense was $39,603 compared to $50,732 for the previous fiscal year. This decrease is the result of efforts to reduce debt. At June 30, 1995, all of the Company's long term and short term debt had been paid in full, with funds generated through operations.

         Income before taxes was $1,196,532 in fiscal year 1995 compared to a loss of ($1,099,956) in fiscal year 1994. Income tax expense was $345,437 for fiscal year ended June 30, 1995, compared to a benefit of $228,598 in fiscal year 1994. The difference is due primarily to an increase in revenues, resulting in a corresponding increase in earnings for fiscal year 1995. (See Note 7 to the financial statements.)

     At June 30, 1995 and 1994, the Company had accrued $289,906 and $87,107, respectively, against future product warranty claims based on experience with customer claims. Warranty expense charged to income amounted to $215,171 and $81,003 for the years ended June 30, 1995 and 1994, respectively. This increase includes approximately $140,000 of additional reserve due to increased shipments of new product with no warranty history. Warranty expense represented 2.1% of sales for fiscal year 1995 compared to 1.2% of sales for fiscal year 1994.




Fiscal year ended June 30, 1994, as compared to fiscal year ended June 30, 1993.

         Revenues   for  the  fiscal  year  ended  June  30,   1994,   decreased
approximately 8.3% over the fiscal year ended June 30, 1993.

         Revenues from the sales of Industrial Bar Code Equipment were $2,526,915 for the year ended June 30, 1994, down by 19.6% when compared to $3,143,971 for the year ended June 30, 1993. Industrial Bar Code Equipment revenues represented 39.7% of total revenues in fiscal year 1994 compared to 44.2% of total revenues in fiscal year 1993. The decrease in bar code equipment sales in fiscal year 1994, when contrasted with fiscal year 1993, is primarily attributable to a significant decrease in the number of bar code printer/laminators sold. Fewer customers are requiring the laminating process to protect their printed labels. This is a direct result of the development of smear resistant ribbon and label products now available from the Company and its competitors. Backlog as of June 30, 1994, was $3,540,107 ($3,390,400 represents a single customer order) for Industrial Bar Code Equipment as contrasted with $945,600 for June 30, 1993.

         Revenues from the sales of Bar Code Equipment to government contractors were $2,675 for fiscal year 1994, compared to $131,075 for fiscal year 1993. Bar Code Equipment sales in relationship to government contracts represented 1.8% of total revenues in fiscal year 1993. The Company does not expect any further shipments, as the related contract expired during the quarter ended December 1993. The U.S. Department of Defense Automatic Identification Technology (AIT) contract was released during the quarter ended June 30, 1994. The Company will supply laminating equipment to the prime contractor. The contract runs for five years for the hardware and an additional five years for maintenance. Any orders under government prime contracts and subcontracts are subject to change, adjustment, or termination at the convenience of the government. Upon such an occurrence, the contractor or subcontractor is normally entitled to reimbursement for allowable costs and to a reasonable allowance for profit unless the contract is terminated due to the fault of such contractor or subcontractor. At June 30, 1993 and 1992, there was no backlog for released orders of Bar Code Equipment pursuant to government subcontracts.

         Revenues from Bar Code labels and printing supplies were $ 3,812,227 for the fiscal year ended June 30, 1994, as compared to $3,558,353 for the year ended June 30, 1993, an increase of 7.1%. The Company believes that increased marketing efforts, proprietary materials, and the increasing cumulative quantity of machines in the field consuming these goods has resulted in the renewed growth of this product line. The sale of Bar Code labels and printing supplies represented approximately 58.4% of total revenues for fiscal year 1994 as compared to 50.0% of total revenues for fiscal year 1993. There was a sales backlog of $486,000 as of June 30, 1994, for Bar Code labels and printing supplies as compared to $323,400 for June 30, 1993. This increase in backlog is believed to be a reflection of the sales and marketing efforts mentioned above.

         Revenues from Hot Stamp equipment and supplies were $125,252 for the fiscal year ended June 30, 1994, as compared to $287,195 for the year ended June 30, 1993. These revenues represented approximately 1.9% of total revenues for fiscal year 1994 as compared to 4.0% for fiscal year 1993. The Company believes that this decrease in sales of its Hot Stamp equipment is the result of technological advances achieved by competitors. The Company discontinued its Hot

Stamp printer business in August , 1994, resulting in a one time charge of $385,386. See Note 12 to the financial statements of the Company.

         Cost of sales as a percentage of revenues increased from 54% for fiscal year 1992 to 56% for fiscal year 1993, attributable to a 17 % increase in direct labor costs. The majority of this increase is related to the printing of specialty media products to customers' requirements.

         Selling, general and administrative expenses represented 40% of sales in fiscal year 1994 and 36% of sales in fiscal year 1993, the actual costs increasing by about $41,000. Sales expenses decreased $257,000, the result of decreased commission expense (down $108,000) and the combining of territories that resulted in a reduction of $97,000 in related expenses. However, General and Administrative expenses increased $264,000 due primarily to a reserve of $184,017 occasioned by a judgment in a like amount rendered against the Company following a jury trial in a wrongful discharge case instituted against the Company in 1991 by a former employee. The unfavorable verdict against the Company has been appealed to the Vermont Supreme Court. (See Note 4 to the financial statements.)

         Fiscal year 1994 Interest Expense was $51,000 compared to $41,000 for the previous fiscal year. This increase is the result of a new long term note for $500,000 acquired in December, 1993.

         Loss before taxes was $1,099,956 in fiscal year 1994 compared to $129,979 in fiscal year 1993, resulting in an income tax benefit of $228,598 for fiscal year ended June 30, 1994, compared to $2,200 in fiscal year 1993. The difference is due primarily to a decrease in earnings for fiscal year 1994 $482,199, the write-off of the Hot Stamp assets $385,386 and the reserve $184,017 for the judgment discussed above. The alternative minimum tax decreased this benefit, however, by $144,789. (See Note 6 to the financial statements.)

         At June 30, 1994 and 1993, the Company had accrued $87,107 and $32,656, respectively, against future product warranty claims based on experience with customer claims. Warranty expense charged to income amounted to $81,003 and $60,223 for the years ended June 30, 1994 and 1993, respectively. Warranty expense represented 1.2% of sales for fiscal year 1994 and 1% of sales for fiscal year 1993.




Fiscal year ended June 30, 1993, as compared to fiscal year ended June 30, 1992.

         Revenues   for  the  fiscal  year  ended  June  30,   1993,   increased
approximately 12% over the fiscal year ended June 30, 1992.

         Revenues from the sales of Industrial Bar Code Equipment were $3,143,971 for the year ended June 30, 1993, up by 38.3% when compared to
$2,272,382 for the year ended June 30, 1992. Industrial Bar Code Equipment revenues represented 44.2% of total revenues in fiscal year 1993 compared to 35.9% of total revenues in fiscal year 1992. The increase in bar code equipment sales in fiscal year 1993, when contrasted with fiscal year 1992, is primarily attributable to a significant increase in the number of bar code printer/applicators sold. Such printer applicators were of a new design that offered the Company's customers a greater flexibility of options. Backlog as of June 30, 1993, was $945,600 for Industrial Bar Code Equipment as contrasted with $438,420 for June 30, 1992.

         Revenues from the sales of Bar Code Equipment to government contractors were $131,075 for fiscal year 1993 compared to $163,844 for the same period last year . Bar Code Equipment sales in relationship to government contracts represented 1.8% of total revenues in fiscal year 1993 compared to 2.6% of total revenues in fiscal year 1992. This decrease is the result of a decrease in the authorized releases for the subcontract. Any orders under government prime contracts and subcontracts are subject to change, adjustment, or termination at the convenience of the government. Upon such an occurrence, the contractor or subcontractor is normally entitled to reimbursement for allowable costs and to a reasonable allowance for profit unless the contract is terminated due to the fault of such contractor or subcontractor. At June 30, 1993 and 1992, there was no backlog for released orders of Bar Code Equipment pursuant to government subcontracts.

         Revenues from Bar Code labels and printing supplies were $3,558,353 for the fiscal year ended June 30, 1993, as compared to $3,532,922 for the year ended June 30, 1992, essentially flat with the previous year. The Company believes that increased marketing efforts, proprietary materials, and the increasing quantity of machines in the field consuming these goods will result in the renewed growth of this product line. The sale of Bar Code labels and printing supplies represented approximately 50.0% of total revenues for fiscal year 1993 as compared to 55.8% of total revenues for fiscal year 1992. There was a sales backlog of $323,442 as of June 30, 1993, for Bar Code labels and printing supplies as compared to $373,487 for June 30, 1992. This decrease in backlog is believed to be a reflection of prevailing economic conditions.

         Revenues from Hot Stamp equipment and supplies were $287,195 for the fiscal year ended June 30, 1993, as compared to $361,784 for the year ended June 30, 1992. These revenues represented approximately 4.0% of total revenues for fiscal year 1993 as compared to 5.7% for fiscal year 1992. The Company believes that this decrease in sales of its Hot Stamp equipment is the result of current economic conditions. There was no backlog, as of June 30, 1993, for Hot Stamp equipment. In re-evaluating the market for its Hot Stamp equipment, the Company determined to write-off the goodwill associated with its acquisition of the assets, liabilities and license of Nevis Imaging Systems for the year ended June 30, 1993. Although such write-off decreased earnings by $66,589 for the fiscal year 1993, the Company believed such goodwill no longer had any value and would continue to depress earnings in future fiscal years if not written-off in the most recently completed fiscal year. See Note 12 to the financial statements of the Company.

         Cost of sales as a percentage of revenues increased from 54% for fiscal year 1992 to 56% for fiscal year 1993, attributable to a 17 % increase in direct labor costs. The majority of this increase is related to the printing of specialty media products to customers' requirements.

         Selling, general and administrative expenses represented 36% of sales in both fiscal years 1993 and 1992, the actual costs increasing by about $312,000. Approximately $120,000 of such increase, primarily attributable to the Company's institution of litigation to restrain a competitor from marketing its product under a name which the Company believes is deceptively similar to that of the Company, and to executive recruitment fees, are believed by the Company to be non recurring in their nature.

         Fiscal year 1993 Interest Expense was flat with the previous year, at $41,000.

         Income(loss) before taxes was ($129,979) in fiscal year 1993 compared to $151,777 in fiscal year 1992, resulting in an income tax expense(benefit) of ($2,200) for fiscal year ended June 30, 1993, compared to $50,357 or 33% of earnings before income taxes in fiscal year 1992. The difference is due primarily to a decrease in earnings for fiscal year 1993. The alternative minimum tax decreased this benefit, however, by $9,302.

         At June 30, 1993 and 1992, the Company had accrued $32,656 and $39,235, respectively, against future product warranty claims based on experience with customer claims. Warranty expense charged to income amounted to $60,223 and $68,645 for the years ended June 30, 1993 and 1992, respectively. Warranty expense represented 1% of sales for both fiscal years 1993 and 1992.

CAPITAL RESOURCES AND LIQUIDITY:

         As of June 30, 1995, the Company's principal source of liquidity was cash flow from operations. The Company had no bank borrowings as of June 30, 1995. The Company believes that the cash generated from operations and bank borrowings, including borrowings available under its line of credit, will be sufficient to meet its cash needs on both a short term (i.e., 12 months) and long term ( i.e., at least 24 months) basis.

         The Company has secured a line of credit agreement in the amount of $700,000, all of which was available at June 30, 1995. The line of credit is secured by the Company's accounts receivable, inventory and property and equipment. The interest rate varies from time to time with changes in the prime interest rate. See Note 6 in the financial statements of the Company.

         Accounts receivable at June 30, 1995 increased 59% when compared to June 30, 1994, while revenues during the 4th quarter increased 66.4% when compared to the 4th quarter in the prior year . The increase in shipments in the fourth quarter resulted in a corresponding increase in accounts receivable. The percentage of accounts receivable due in 30 days of shipment increased from 45% at June 30, 1994, to 69% at June 30, 1995. The percentage of accounts receivable aged between 30 and 90 days decreased from 40% at June 30, 1994, to 28% at June 30, 1995. The percentage of accounts receivable due that is over 90 days has decreased from 15% at June 30, 1994 to 3% at June 30, 1995. The Company considers all of these amounts to be collectible.

         Long-term and short-term debt, including current installments, had been paid in full as of June 30, 1995, as compared to total debt of $473,638 at June 30, 1994. This debt was paid entirely with funds generated from operations.

         During fiscal year ended June 30, 1995, the Company spent $494,297 on property and equipment, computer software and other intangible assets, which is a small increase over the previous year's $491,593. The cash for these expenditures was generated from the Company's operating activities.

         The Company believes that its capital expenditures for fiscal year 1996 will be approximately the same as the capital expenditures for fiscal 1995.

         The effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1994 did not have a material impact on the Company's financial position or results of operations.

                                                    IMTEC, INC.

                                                     Form 10-K

                                           June 30, 1995, 1994 and 1993

                                    (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report




The Stockholders and Board of Directors
IMTEC, Inc.:


We have audited the financial statements of IMTEC, Inc. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IMTEC, Inc. as of June 30, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       /s/ KPMG Peat Marwick LLP


Albany, New York
August 4, 1995


                                                    IMTEC, INC.

                                                  Balance Sheets

                                              June 30, 1995 and 1994

                              Assets                                                  1995                 1994
                                                                                      ----                 ----

Current assets:
     Cash and cash equivalents                                                $        285,727                3,627
     Marketable investment securities (note 3)                                         400,000                   -
     Accounts receivable, trade, less allowance for doubtful accounts of
       $101,042 in 1995 and $59,320 in 1994 (note 6)                                 1,640,008            1,033,552
     Inventories (notes 2 and 6)                                                     1,241,964              905,755
     Prepaid expenses, deferred charges and other assets                                78,683               77,845
     Income tax receivable                                                                  -               177,602
     Deferred income taxes (note 7)                                                    148,489               46,376
                                                                                --------------       --------------
              Total current assets                                                   3,794,871            2,244,757
                                                                                --------------       --------------

Property and equipment (notes 4 and 6)                                               3,266,232            2,903,036
     Less: accumulated depreciation and amortization                                 2,237,151            1,930,238
                                                                                --------------       --------------
                                                                                     1,029,081              972,798
                                                                                --------------       --------------
Other assets:
     Deposits                                                                           28,205               20,207
     Computer software less accumulated amortization of $317,718 in 1995
       and $243,768 in 1994                                                            161,160              210,089
     Other intangibles less accumulated amortization of $362,535 in 1995
       and $276,799 in 1994 (note 13)                                                  254,859              315,648
                                                                                --------------       --------------
                                                                                       444,224              545,944
                                                                                --------------       --------------
                                                                              $      5,268,176            3,763,499
                                                                                ==============       ==============

        Liabilities and Stockholders' Equity

Current liabilities:
     Note payable (note 6)                                                                  -               149,224
     Current installments of long-term debt (note 6)                                        -                86,734
     Current installment of obligation under capital lease (note 8)                         -                 6,171
     Accounts payable                                                                  636,721              394,155
     Income taxes payable                                                                4,161                   -
     Accrued liabilities:
         Salaries and wages                                                            358,750               76,627
         Commissions                                                                    67,113               43,149
         Other (note 5)                                                                801,872              412,430
                                                                                --------------       --------------
              Total current liabilities                                              1,868,617            1,168,490

Long-term debt, excluding current installments (note 6)                                     -               386,904
                                                                                --------------       --------------
              Total liabilities                                                      1,868,617            1,555,394
                                                                                --------------       --------------

Stockholders' equity:
     Common stock - $.01 par value; authorized 5,000,000 shares, issued
         and outstanding 1995, 1,470,138; 1994, 1,331,664                               14,701               13,317
     Additional paid-in capital                                                      2,199,689            1,860,714
     Retained earnings                                                               1,185,169              334,074
                                                                                --------------       --------------
              Total stockholders' equity                                             3,399,559            2,208,105
                                                                                --------------       --------------

Commitments (note 8b)
                                                                              $      5,268,176            3,763,499
                                                                                ==============       ==============



See accompanying notes to financial statements.



                                                    IMTEC, INC.

                                             Statements of Operations

                                     Years ended June 30, 1995, 1994 and 1993




                                                                    1995               1994                1993
                                                                    ----               ----                ----

Net sales                                                 $      10,272,846           6,529,755            7,120,594
Cost of sales                                                     5,657,545           4,041,222            3,980,283
                                                            ---------------       -------------       --------------
         Gross profit                                             4,615,301           2,488,533            3,140,311

Selling, general, and administrative expense                      2,779,066           2,637,759            2,597,157
Research and development expense                                    643,081             516,990              565,350
                                                            ---------------       -------------       --------------
         Operating earnings (loss)                                1,193,154            (666,216)             (22,196)
                                                            ---------------       -------------       --------------

Other income (deductions):
     Interest expense                                               (39,603)            (50,732)             (41,152)
     Interest income                                                 11,925                  -                    -
     Gain (loss) on disposal of property and equipment
       and other assets                                              31,056               2,378                  (42)
     Write-off of goodwill - Nevis                                       -                   -               (66,589)
     Loss on disposal/write-off of hot stamp assets                      -             (385,386)                  -
                                                            ---------------       -------------       -------------
                                                                      3,378            (433,740)            (107,783)
                                                            ---------------       -------------       --------------
         Earnings (loss) before income taxes                      1,196,532          (1,099,956)            (129,979)

Income tax expense (benefit) (note 7)                               345,437            (228,598)              (2,200)
                                                            ---------------       -------------       --------------

         Net earnings (loss)                              $         851,095            (871,358)            (127,779)
                                                            ===============       =============       ==============

Earnings (loss) per common share and common
    share equivalents (note 12):
     Primary                                                  $ .57                     (.62)                (.09)
                                                              =====                     =====                =====


     Fully diluted                                            $ .56                     (.62)                (.09)
                                                              =====                     =====                =====



See accompanying notes to financial statements.

                                                    IMTEC, INC.

                                        Statements of Stockholders' Equity

                                     Years ended June 30, 1995, 1994 and 1993






                                                Common stock                    Addi-
                                                                               tional
                                            Number                             paid-in         Retained
                                           of shares         Amount            capital         earnings            Total

Balance, June 30, 1992                      1,282,914     $    12,829          1,782,920         1,333,211        3,128,960

     Net loss                                      -               -                 -            (127,779)        (127,779)

     Common stock issued                        1,250              13              1,706                -             1,719
                                        -------------       ---------      -------------     -------------    -------------

Balance, June 30, 1993                      1,284,164          12,842          1,784,626         1,205,432        3,002,900

     Net loss                                      -               -                  -           (871,358)        (871,358)

     Common stock issued                       47,500             475             76,088                -            76,563
                                        -------------       ---------      -------------     -------------    -------------

Balance, June 30, 1994                      1,331,664          13,317          1,860,714           334,074        2,208,105

     Net earnings                                  -               -                  -            851,095          851,095

     Tax benefit from exercise of
         stock options                             -               -              84,706                -            84,706

     Common stock issued                      138,474           1,384            254,269                -           255,653
                                        -------------       ---------      -------------     -------------    -------------

Balance, June 30, 1995                      1,470,138     $    14,701          2,199,689         1,185,169        3,399,559
                                        =============       =========      =============     =============    =============



See accompanying notes to financial statements.



                                                    IMTEC, INC.

                                             Statements of Cash Flows

                                     Years ended June 30, 1995, 1994 and 1993

                                                                         1995               1994            1993
                                                                         ----               ----            ----
Cash flows from operating activities:
    Net earnings (loss)                                          $       851,095           (871,358)        (127,779)
    Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities:
           Depreciation and amortization of property and
              equipment and other assets                                 528,069            520,973          498,676
           (Gain) loss on disposal of property and equipment
              and other intangible assets                                (31,056)            (2,378)              42
           Write-off of goodwill - Nevis                                      -                  -            66,589
           Loss on disposal/write-off of hot stamp assets                     -             385,386               -
           Increase in deferred income taxes                            (102,113)           (46,376)              -
           (Increase) decrease in accounts receivable                   (606,456)           242,767         (169,953)
           (Increase) decrease in inventories                           (336,209)           187,688         (123,967)
           (Increase) in marketable investment securities               (400,000)                -                -
           (Increase) in prepaid expenses, deferred charges
              and other assets                                              (838)           (13,427)            (945)
           Decrease (increase) in income tax receivable                  177,602           (177,602)              -
           (Increase) decrease in deposits                                (7,998)            (9,157)          66,278
           Increase (decrease) in accounts payable                       242,566           (128,639)         117,468
           Increase (decrease) in income taxes payable                     4,161             (3,829)         (61,071)
           Increase in accrued liabilities                               695,529            262,322           26,428
     Tax benefit from exercise of stock options                           84,706                 -                -
                                                                   -------------     --------------     -----------

              Net cash provided by operating activities                1,099,058            346,370          291,766
                                                                   -------------     --------------     ------------

Cash flows from investing activities:
    Proceeds from disposal of property and equipment                      50,719              6,733               -
    Expenditures for property and equipment, computer
       software and other intangible assets                             (494,297)          (491,593)        (624,983)
                                                                   -------------     --------------     ------------
              Net cash used in investing activities                     (443,578)          (484,860)        (624,983)
                                                                   -------------     --------------     ------------

Cash flows from financing activities:
    Proceeds from issuance of note payable to bank                       201,847            748,750          752,463
    Principal payments on note payable to bank                          (351,071)        (1,058,721)        (293,268)
    Proceeds from issuance of long-term debt                                  -             500,000               -
    Principal payments on long-term debt                                (473,638)          (155,488)        (113,821)
    Principal payments under capital lease obligations                    (6,171)           (13,516)         (11,707)
    Proceeds from issuance of common stock                               255,653             76,563            1,719
                                                                   -------------     --------------     ------------
              Net cash provided by (used in) financing
                activities                                              (373,380)            97,588          335,386
                                                                   -------------     --------------     ------------

Net increase (decrease) in cash                                          282,100            (40,902)           2,169

Cash and cash equivalents at beginning of year                             3,627             44,529           42,360
                                                                   -------------     --------------     ------------

Cash and cash equivalents at end of year                         $       285,727              3,627           44,529
                                                                   =============     ==============     ============

See accompanying notes to financial statements.

                                   IMTEC, INC.

                          Notes to Financial Statements

                          June 30, 1995, 1994 and 1993


     (1) Description of the Company's Business and Summary of Significant Accounting Policies

       Description of the Company's Business
       IMTEC, Inc. ("Company") designs, manufactures and sells labeling systems.
          These systems include label printer laminators, label printer applicators, pre-printed labels and labeling supplies. IMTEC products are designed for automated identification (bar coding) applications in the electronics, pharmaceutical, transportation, textile, automotive and warehousing industries.

       Summary of Significant Accounting Policies

       (a)Revenue Recognition
            Product sales, including sales under contract, are recorded when the products are shipped or in accordance with customer agreements.


       (b)Cash and Cash Equivalents
            For purposes of the statement of cash flows,  the Company  considers as cash equivalents all highly liquid investments purchased with a maturity of three months or less and which are readily convertible to known amounts of cash.

       (c)Marketable Investment Securities
            Marketable  investment  securities  at  June  30,  1995  consist  of repurchase agreements which the Company considers as trading securities. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at June 30, 1995. Under SFAS No. 115, the Company classifies its debt and marketable equity securities in one of three categories:
                trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value.

            There were no marketable investment securities at June 30, 1994.

       (d)Inventories
            Inventories  are  stated  at the  lower of cost or  market.  Cost is determined by the first-in, first-out method.

       (e)Property and Equipment
            Property and equipment are carried at cost. Depreciation,  including amortization of leasehold improvements and capitalized leases, is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

                                  IMTEC, Inc

       (f)Computer Software
            The cost  of  computer  software  to be  included  in the  Company's products is expensed until the technological feasibility of the software is established. Subsequent costs are capitalized. Capitalized computer software costs are amortized over the greater of the ratio of current product revenue to future revenues or the straight-line method using estimated lives of two to five years.

       (g)Other Intangibles
            The cost  of  product  documentation,   organization,   patents  and
                trademark applications and license agreements is amortized over the estimated useful lives of the assets, which range from three to seventeen years, using the straight-line method.

       (h)Income Taxes
            The Company   adopted  the  provisions  of  Statement  of  Financial
                Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," as of July 1, 1993 on a prospective basis (see note 7).

            Under the  provisions  of SFAS No.  109,  deferred  tax  assets  and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

            In 1993, the Company accounted for income taxes in accordance with the provisions of Accounting Principles Board Opinion No. 11.

       (i)Product Warranties
            Estimated costs related to product warranty are recorded at the time of the sale of the product.

(2)    Inventories
       Inventories consist of:

                                                                                         1995              1994
                                                                                         ----              ----

              Finished products                                                   $       403,512            27,375
              Work in process                                                             121,200            67,360
              Raw materials and purchased components                                    1,046,906           811,020
                                                                                    -------------       -----------
                                                                                        1,571,618           905,755
                  Less:  progress billing                                                (329,654)               -
                                                                                    -------------       ----------
                      Total inventory                                             $     1,241,964           905,755
                                                                                    =============       ===========

       Inventory cost consists of the cost of raw materials and purchased components, supplies, manufacturing labor and manufacturing overhead.

(3)    Marketable Investment Securities
       Marketable investment securities at June 30, 1995 consist of trading securities at fair value of $400,000. As the fair value of the trading securities at June 30, 1995 approximates cost, there are no unrealized gains or losses included in earnings.

                                  IMTEC, Inc.

(4)    Property and Equipment
       Property and equipment consists of the following:

                                                         1995                               1994
                                           ------------------------------     ------------------
                                                           Accumulated                        Accumulated
                                                          depreciation                       depreciation
                                                               and                                and
                                             Cost         amortization          Cost         amortization         Lives
         Machinery, equipment and
            tooling                   $     2,595,203         1,809,061        2,327,591         1,575,080        3-10 years
         Furniture and fixtures               439,638           291,892          347,869           245,822        5-7 years
         Leasehold improvements               231,391           136,198          227,576           109,336        5-10 years
                                        -------------     -------------    -------------     -------------
                                      $     3,266,232         2,237,151        2,903,036         1,930,238
                                        =============     =============    =============     =============

       Depreciation and amortization expense amounted to $528,069, $520,973, and
          $498,676 in 1995, 1994 and 1993, respectively. Included in depreciation and amortization expense is amortization of computer software cost of $73,950, $67,877, and $51,086, and amortization of other intangibles of $85,736, $120,034, and $125,876 in 1995, 1994 and
          1993, respectively.

(5)    Other Accrued Liabilities
       Other accrued liabilities consist of:
                                                               June 30
                                                     --------------------------
                                                        1995           1994
                                                        ----           ----
         Accrued warranty                          $     289,906         87,107
         Accrued settlement costs                        207,063        184,017
         Accrued medical                                  69,327         64,356
         Other                                           235,576         76,950
                                                     -----------      ---------
                  Total                            $     801,872        412,430
                                                     ===========      =========

(6)    Short-term and Long-term Debt
       TheCompany has a secured line of credit agreement in the amount of $700,000, all of which is available at June 30, 1995. The line of credit is secured by the Company's accounts receivable, inventory, and property and equipment. The interest rate varies from time to time with changes in the prime interest rate.

       Long-term debt at June 30, 1995 and 1994 consists of the following:

                                                                                            1995           1994
                                                                                            ----           ----
         Note payable, due October 29, 1997, interest at prime plus 1.19% (8.44%
              at June 30, 1994) secured by accounts receivable,  inventory,  and property and equipment, payable in monthly installments of $9,485
              plus interest.                                                          $         -          15,305

         Note payable, due December 1, 2000, interest at prime plus 1.00% (8.25%
              at June 30, 1994) secured by accounts receivable,  inventory,  and property and equipment, payable in monthly installments of $5,952
              plus interest.                                                                    -         458,333
                  Total long-term debt                                                          -         473,638
         Less current installments                                                              -         (86,734)
                                                                                        ----------      ---------
                  Long-term debt, excluding current installments                      $         -         386,904

                                                                                        ==========      =========

                                  IMTEC, Inc.

       The Company paid $39,603, $50,732, and $41,152, for interest on notes payable, long-term debt, and capital lease obligations in the years ended June 30, 1995, 1994 and 1993, respectively.

(7)    Income Taxes
       Income tax expense (benefit) consists of the following:

                                                                                      June 30,
                                                                 ------------------------------------------------
                                                                       1995             1994               1993
                                                                       ----             ----               ----

              Federal    - current                              $     353,887          (183,129)          (5,900)
                         - deferred                                   (71,153)          (40,553)          (1,300)
                                                                  -----------       -----------      -----------
                                                                      282,734          (223,682)          (7,200)
                                                                  -----------       -----------      -----------

              State      - current                                     93,663               907            5,000
                         - deferred                                   (30,960)           (5,823)              -
                                                                  -----------       -----------      ----------
                                                                       62,703            (4,916)           5,000
                                                                  -----------       -----------      -----------
                                                                $     345,437          (228,598)          (2,200)
                                                                  ===========       ===========      ===========

       Total income tax expense (benefit) differs from the amount computed by applying the statutory Federal income tax rate of 34% to pretax income
          (loss). The computed amount and the items which make total income tax expense (benefit) vary from it, are as follows:

                                                                     June 30,
                                             1995                      1994                         1993
                                    -------------------------   ------------------------   -----------------------
                                     Amount      Percentage       Amount     Percentage      Amount     Percentage

       Computed amounts         $     406,821      34.0%    $    (373,985)     (34.0)%     $  (44,193)     (34.0)%
       State income taxes, net
         of Federal income
         tax effect                    61,818       5.2               598        -              3,300        2.5
       Change in the
         beginning-of-the-year
         balance of the
         valuation allowance
         for deferred tax
         assets allocated to
         income tax expense          (134,486)    (11.2)               -         -                 -         -
       Amortization of goodwill            -       -                   -         -              3,433        2.6
       Write-off of goodwill               -       -                   -         -             22,640       17.4
       Effect of limitation on
         use of net operating
         loss                              -       -               60,520        5.5               -         -
       Effect of alternative
         minimum tax                       -       -               84,269        7.7            9,302        7.2
       All other - net                 11,284        .9                -          -             3,318        2.6
                                  -----------    ------       -----------    -------         --------     ------
       Income tax expense
         (benefit)              $     345,437      28.9%    $    (228,598)     (20.8)%     $   (2,200)      (1.7)%
                                  ===========    =======      ===========    =======         ========     ======

                                  IMTEC, Inc.

     The Company paid $181,081, $2,409 and $60,171 for income taxes during the years ended June 30, 1995, 1994, and 1993, respectively.

       Forthe year ended June 30, 1995, the deferred income tax benefit of $102,113 results from the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 1995 and 1994 are presented below:

                                                                                             1995          1994
                                                                                             ----          ----
              Deferred tax assets:
                Accounts receivable, principally due to allowance
                   for doubtful accounts                                               $     40,356        23,692
                Inventories, principally due to reserves for
                   obsolescence                                                              43,589        61,591
                Vacation accrual                                                             11,390         8,852
                Warranty accrual                                                            115,788        34,791
                Research and development credit                                                  -         28,035
                Net operating loss carryforward                                                  -         44,992
                AMT credit carryforward                                                          -         52,044
                Other                                                                       (12,717)          659
                                                                                         ----------     ---------
                      Total gross deferred tax assets                                       198,406       254,656
                      Less valuation allowance                                                   -        134,486
                                                                                         ----------     ---------
                      Net deferred tax assets                                               198,406       120,170
                                                                                         ----------     ---------

              Deferred tax liabilities:
                Property, plant and equipment, principally due to
                   differences in depreciation methods                                       28,223        37,656
                Prepaid expenses and other assets                                            21,649        26,620
                Other intangible assets                                                          45         9,518
                                                                                         ----------     ---------
                      Total gross deferred tax liabilities                                   49,917        73,794
                                                                                         ----------     ---------
                      Net deferred tax asset                                           $    148,489        46,376
                                                                                         ==========     =========

       In assessing  the  realizability  of  deferred  tax  assets,   management
          considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences as provided above in the net deferred tax assets at June 30, 1995.

       Theeffect of adopting  Statement of Financial  Accounting  Standards  No.
          109, "Accounting for Income Taxes" in fiscal 1994 did not have a material impact on the Company's financial position or results of operations.

                                  IMTEC, Inc.

       At June 30, 1995, the Company has fully utilized its net operating loss carry forwards for federal income tax purposes of $89,948 which were available to offset future federal taxable income, if any, through 2009. In addition, the Company has also used its available alternative minimum tax credits of $52,044 which reduced the regular federal tax liability.

(8)    Leases
       (a)Capital Leases
            The Company  leased  certain  computer  equipment  under a long-term lease agreement. This lease was classified as a capital lease.

            Property and equipment included the following leased property under capital leases:

                                                                                              June 30,
                                                                                        1995           1994

                  Machinery, equipment and tooling                               $     153,114         150,696
                  Less accumulated amortization                                       (153,114)       (145,197)
                                                                                   -----------     -----------
                                                                                 $          -            5,499
                                                                                   ===========     ===========

            Amortization of capital lease equipment is included in depreciation expense.

       (b)Operating Leases
            The Company leases its facilities under lease agreements expiring in
                2000 and 1995 which are classified as operating leases. The lease for the main building is noncancellable by the Company except through the exercise of an option to purchase the property for the remaining principal and interest balance on the Vermont Industrial Revenue bond held by the lessor. The lease for the Bridge St. plant is noncancellable. The Company also leases office equipment under short-term, cancelable operating leases.

            Future minimum rental  payments under the  noncancellable  operating leases for each of the years subsequent to June 30, 1995 are as follows:

                               1996                             $      84,000
                               1997                                    54,000
                               1998                                    54,000
                               1999                                    54,000
                               2000                                    27,000
                               2001 and thereafter                         -
                                                                   ==========


            Rental expense, under cancelable and noncancellable operating leases amounted to $107,241, $117,938, and $122,371 for the years ended June 30, 1995, 1994, and 1993, respectively.

(9)    Employee Benefit Plan
       During 1993, the Company established a 401(k) savings plan. The plan covers all employees meeting certain eligibility requirements. In 1995, the Company contributed $14,360 to the plan. No contributions were made during 1994 and 1993.

                                  IMTEC, Inc.

(10)   Stock Options and Warrants
       (a)Stock Option Plans
            The Company has three plans,  the 1983  Incentive  Stock Option Plan which was adopted in August 1983, the 1985 Incentive Stock Option Plan which was adopted in November 1984 and the 1993 Stock Option Plan which was adopted on August 19, 1993. These plans provide for granting of options on common stock to directors, officers and key employees. The options granted are exercisable in four annual installments beginning one year after the date of the grant and expire five to ten years after the date of the grant, depending on stock ownership on the grant date.

     The following is a summary of outstanding options under the 1983, 1985 and 1993 Incentive Stock Option Plans at June 30, 1995, 1994 and 1993:

                                                                                   June 30,
                                                                  ---------------------------------------
                                                                     1995           1994           1993
                                                                     ----           ----           ----
                                                                                 (In shares)

                  Under option                                      219,400        252,499         171,499
                  Exercisable                                        83,150        100,875         130,875
                  Exercised during the year                          51,599         47,500           1,250
                  Granted during the year                            43,500        147,500          27,500
                  Canceled during the year                           25,000         20,000           2,500
                  Available for option                               69,061         87,561          16,061

            Price per share of shares  under  option was $1.336 to $8.50 at June
                30, 1995, 1994 and 1993. Price per share of options exercised during 1995 was $1.336 to $3.25 and $2.50 and $1.375 in 1994 and
                $1.375 in 1993.

            Also, the Company  granted an option on 25,000  shares of its common stock to a Director on November 15, 1990. The option was exercisable on November 19, 1990 and annually thereafter in 5,000 share increments through January 31, 1995 at $3.00 per share which was the approximate market value of the shares when the Director agreed to join the Board. During 1995 all of these options were exercised at an option price of $3.00.

            Also, the Company  granted an option on 25,000  shares of its common stock to a Director on November 1, 1993. The option was exercisable on November 18, 1993 and annually thereafter in 5,000 share increments through January 31, 1998 at $2.75 per share which was the market value of the shares when the Director agreed to join the Board. As of June 30, 1995 none of these options have been exercised.

                                  IMTEC, Inc.

       (b)Stock Warrants
            On August 12, 1985, the Company sold warrants to purchase 123,750 shares of common stock for a total of $750 to three of its directors. These warrants were originally exercisable at $4.00 per share and expired July 14, 1990. On September 28, 1988, the Directors approved modification of the terms of the warrants to be exercisable at $1.375 per share. During 1989, 22,500 shares of common stock were purchased under these warrants for $30,938. During 1990, the Directors extended the expiration date to July 14, 1991. During 1991, the Directors extended the expiration date to July 14, 1995. No shares were purchased under these warrants during 1994. During 1995, 61,875 shares were purchased under these warrants at $1.375 per share.

(11)   Concentration of Sales
       During 1995 and 1994, there were sales to one customer which were 10% or more of annual sales. There were no sales to one customer which were 10% or more of annual sales in 1993.

       Export sales  aggregated   approximately  $1,703,641,   $1,372,709,   and
          $1,533,000 in 1995, 1994 and 1993, respectively.

(12)   Earnings Per Common Share
       Primary earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during the year, if dilutive. Common stock equivalents (stock options and warrants) are assumed to be exercised when they are issued and the proceeds used to repurchase outstanding shares of the Company's common stock at the average market price during the period.

       Thefully-diluted computation is performed using the same method as for the primary computation, except that proceeds from exercise of stock options and warrants are assumed to be used to repurchase outstanding shares of the Company's common stock at the higher of the average or June 30 market price.

       Theaverage number of common shares and common share equivalents entering into the calculation of primary and fully-diluted earnings per share are as follows:

                                                                    1995               1994                1993
                                                                    ----               ----                ----

              Common shares                                       1,386,428           1,308,390           1,283,089
              Options                                                75,047              52,648              52,481
              Warrants                                               21,417              35,772              29,497
                                                              -------------       -------------      --------------
                  Total for primary calculation                   1,482,892           1,396,810           1,365,067

              Options                                                21,922               9,244                  -
              Warrants                                                4,794               3,416                  -
                                                              -------------       -------------      -------------
                  Total for fully-diluted
                    calculation                                   1,509,608           1,409,470           1,365,067
                                                              =============       =============      ==============

                                  IMTEC, Inc.

 (13)  Hot Stamp Assets
       On March 7, 1990, the Company acquired certain assets, liabilities, and a ten-year exclusive worldwide license to manufacture, market and sell the products of Nevis Imaging Systems, Inc. in a transaction accounted for as a purchase. The assets and license agreement were acquired at a cost of $860,245; representing cash paid of $40,000, liabilities assumed of $360,245 and the issuance of 92,000 shares of Imtec, Inc. common stock valued at $5.00 per share. As a result of this transaction, the Company had recorded intangible assets of $592,500 representing the license agreement acquired and $98,598 representing goodwill. These intangible assets were being amortized over a ten-year period. At June 30, 1993, the Company determined that the goodwill no longer retained any value to the Company and, therefore, had written off the unamortized balance of $66,589. At June 30, 1994, the Company had determined that the license agreement, inventory, and equipment no longer retained any value to the Company and, therefore has written off the remaining unamortized balance of $385,386.

(14)   Fourth Quarter Adjustments
       At June 30, 1994, the Company's Board of Directors determined that it would discontinue the Company's hot stamp business, first initiated in March 1991 upon the Company's acquisition of substantially all of the assets of Nevis Imaging Systems, Inc. ("Nevis").

       Such  determination  was  predicated  upon the fact that Nevis' hot stamp technology, licensed to the Company by Nevis, was no longer commercially viable by reason of the emergence of newer technology in the marketplace.

       Thediscontinuance of the Company's hot stamp business, which accounted for approximately 2% and 4% of the Company's net sales in its fiscal years ended June 30, 1994 and 1993, respectively, resulted in a charge against 1994 earnings of $385,386, primarily attributable to the write-off of the Company's remaining hot stamp business assets.


                                                                                                        Schedule II

                                                    IMTEC, INC.

                                         Valuation and Qualifying Accounts

                                     Years ended June 30, 1995, 1994, and 1993



                                                                                         Additions
                                        Balance at            Charged to
                                         beginning            costs and         Charged to          Additions         Balance at
        Description                       of year             expenses        other accounts      (deductions)        end of year
Allowance for doubtful accounts:
     Year ended June 30, 1995               $ 59,320          16,305              -                  25,417             101,042

     Year ended June 30, 1994               $ 48,000          10,000              -                   1,320              59,320

     Year ended June 30, 1993               $ 40,000          17,346              -                  (9,346)             48,000





Reserve for obsolete inventory:
     Year ended June 30, 1995              $ 193,029         248,000              -                (331,895)            109,134

     Year ended June 30, 1994                $ 4,274         229,312              -                 (40,557)            193,029

     Year ended June 30, 1993               $ 18,988          31,902              -                 (46,616)              4,274


Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in accountants nor have there been any disagreements on accounting and financial disclosures during the twenty-four months prior to June 30, 1995.


PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for hereunder has been omitted pursuant to Paragraph G(3) of the General Instructions (the "Instructions") inasmuch as the Company shall file definitive proxy materials containing such information with the Securities and Exchange Commission prior to the expiration of 120 days following the close of the Company's fiscal year which is the subject of this Annual Report.


Item 11.  EXECUTIVE COMPENSATION

         The information called for hereunder has been omitted pursuant to the Instructions inasmuch as the Company shall file definitive proxy materials containing such information with the Securities and Exchange Commission prior to the expiration of 120 days following the close of the Company's fiscal year which is the subject of this Annual Report.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for hereunder has been omitted pursuant to the Instructions inasmuch as the Registrant shall file definitive proxy materials containing such information with the Securities and Exchange Commission prior to the expiration of 120 days following the close of the Company's fiscal year which is the subject of this Annual Report.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for hereunder has been omitted pursuant to the Instructions inasmuch as the Registrant shall file definitive proxy materials containing such information with the Securities and Exchange Commission prior to the expiration of 120 days following the close of the Company's fiscal year which is the subject of this Annual Report.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

   (a)   1. Financial Statements :

         Included in Part II of this report:

                  a.  Balance Sheets, June 30, 1995 and 1994.

                  b. Statements of Operations for the years ended
                      June 30, 1995, 1994 and 1993.

                  c. Statements of Stockholders' Equity for the  years  ended
                      June 30, 1995, 1994 and 1993.

                  d. Statements  of  Cash Flows for the years ended
                      June 30, 1995, 1994 and 1993.

                  e.  Notes to Financial Statements.

         2. Financial Statement Schedules.

                  a.  Report of Independent Certified Public Accountants.

                  b.  Years ended June 30, 1995, 1994 and 1993.

                      (i) Schedule II - Valuation and Qualifying Accounts and Reserves, years ended June 30, 1995, 1994 and 1993.

                      All other schedules have been omitted because of the absence of conditions requiring them or because the required information is shown in financial statements or the notes thereto.

         3. Exhibits

                  (a)  Certificate of Incorporation as amended (1).

                  (b)  By-Laws, as amended (1).

                  (c) The Exhibits required by 601 of Regulation S-K are set forth in (3) (a) above.

                  (d) The financial statement schedules required by Regulation S-K, which are excluded from the Annual Report to Shareholders are set forth in (2) (a) above.

   (b)   Reports on Form 8-K

         None
Footnotes
- ------------------------------
     (1) Denotes document filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 2-86978) and incorporated herein by reference.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IMTEC, INC.


                                             By:__/s/ Richard L. Kalich ________
                                                    Richard L. Kalich, President


                                            By:__/s/ George S. Norfleet III ____
                                   George S. Norfleet III, Secretary - Treasurer


Dated:  September 26, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person in the capacities and on the dates indicated:

                  Signatures                Title                      Date


    /s/ Ralph E. Crump            Chairman, Director         September  7, 1995
- ---------------------------
Ralph E. Crump


    /s/ James R. Williams                  Director          September  7, 1995
- ---------------------------
James R. Williams


    /s/ David C. Sturdevant                Director          September  7, 1995
- ---------------------------
David C. Sturdevant


    /s/ Robert W. Ham                      Director          September  7, 1995
- ---------------------------
Robert W. Ham