Form 10-Q
period 1995-09-30
IMTEC INC
filed 1995-11-27
CIK 730045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934.

For the quarterly period ended September 30, 1995.

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





APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of November 10, 1995:   1,478,888

                                   IMTEC, INC.

                                      INDEX

                                                                         Page #
Part I            Financial Information

                  Condensed Balance Sheets -
                       September 30, 1995 and June 30, 1995               3 - 4

                  Condensed Statements of Income -
                       Three Months Ended
                           September 30, 1995 and 1994                     5

                  Condensed Statements of Cash Flows
                       Three Months Ended
                           September 30, 1995 and 1994                     6

                  Notes to Condensed Financial Statements                 7 - 8

                  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       9

Part II  Other Information

         Item 2   Changes in Securities                                    11

         Item 4   Submission of Matters to a Vote of
                  Security Holders                                         11

         Item 6   Exhibits and Reports on Form 8-K                         11

         Signatures                                                        12


                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                            CONDENSED BALANCE SHEETS

                                                              September 30,             June 30,
                                                                 1995                    1995  .
                                                                (Unaudited)                 *
ASSETS

Current Assets:
     Cash                                                    $  571,599                $  285,727
     Marketable Securities                                      400,000                   400,000
     Accounts and notes receivable: Trade, less allowance for doubtful accounts:
              September 30, 1995 - $103,951
                  June 30, 1995 - $101,042                    1,086,731                 1,640,008

     Inventories                                              1,278,372                 1,241,964
     Prepaid expenses and deferred charges                      112,614                    78,683
     Deferred income tax                                        148,489                   148,489

                  Total Current Assets                        3,597,805                 3,794,871

Plant and equipment                                           3,452,762                 2,266,232
Less: Accumulated depreciation                                2,318,812                 2,237,151
                                                              1,133,950                 1,029,081

Other Assets:
     Deposits     16,485                                         28,205
     Computer software less accumulated amortization
         of $335,987 in 1995 and $317,718 in 1995,              142,891                   161,160
     Other intangibles less accumulated amortization of,
         $384,730 in 1995 and $362,535 in 1995                  242,641                   254,859
                                                                385,532                   444,224


                                                           $  5,133,772              $  5,268,176
                                                              =========                 =========

* From audited financial statements.

                         The  accompanying  notes are an integral  part of these
condensed financial statements.


                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                      CONDENSED BALANCE SHEETS (CONTINUED)

                                                              September 30,             June 30,
                                                                 1995                    1995  .
                                                                (Unaudited)                 *
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
     Notes payable - bank                             $               0         $               0
     Current installments of long term debt                           0                         0
     Current capital lease obligations                                0                         0
     Accounts payable                                           378,125                   636,721
     Income tax payable                                          95,780                     4,161
     Accrued liabilities
         Salaries and wages                                     103,564                   358,750
         Commissions                                            235,906                    67,113
         Other                                                  697,704                   801,872

                  Total Current Liabilities                   1,511,079                 1,868,617

Long term debt less current installments                              -                         -
Long term capital lease obligations                                   -                         -
                                                              1,511,079                 1,868,617

Stockholder's equity:
     Common stock - $.01 par value;
         authorized 5,000,000 shares, issued and outstanding:
         1,478,888 shares September 30, 1995
         1,470,138 shares June 30, 1995                          14,789                    14,701
     Additional paid-in capital                               2,227,102                 2,199,689
Retained Earnings   1,308,802                                 1,185,169

                  Total Stockholder's Equity                  3,622,693                 3,399,559

                                                           $  5,133,772              $  5,268,176
                                                               ========                  ========

* From audited financial statements.

                         The  accompanying  notes are an integral  part of these
condensed financial statements.



                                   IMTEC, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three Months Ended
                                                   September 30,
                                               1995           1994

Net Sales                                 $2,580,110     $1,853,568
Cost of Sales                              1,426,444      1,029,984

              Gross Profit                 1,153,666        823,584

Selling, general and
     administrative expenses                 686,739        474,441
Research and development
     expenses        154,091                 113,526

              Operating Profit               312,836        235,617

Other Income (Expenses):
     Miscellaneous income
         and other expenses                   11,410             25
     Interest Expense                                      (10,484)

         Income (Loss) Before
              Income Taxes                   324,246        225,158

Income Tax Expense                           128,613         82,870

     Net Income   $  195,633              $  142,288
                                             =======        =======

Weighted average number of
     common shares and common
     shares equivalents outstanding        1,547,735     1,446,642

Earnings per common share and
     common share equivalents           $        .13  $        .10
                                             =======        =======

                         The  accompanying  notes are an integral  part of these
condensed financial statements.



                                   IMTEC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                               Three Months Ended
                                                   September 30,
                                               1995           1994
Cash flows from operating activities:
     Net Earnings                              $195,633        $142,288
          Adjust, to reconcile net earnings to,
          net cash provided by operating activities:
         Depreciation & amortization of
         property plant, equipment
         and other assets                       122,125         122,058

     Decrease(inc.) in accounts receivable      553,277        (403,848)
     Decrease(inc.) income tax refundable             0         112,686
     Decrease (inc.) in inventory               (36,408)        (47,248)
     (Inc.) in prepaid expenses
         and other assets                       (22,211)        (15,672)
     Increase (dec.) in accounts payable       (258,596)         14,794
     Increase (dec.) in income tax payable       91,619               0
     Increase (dec.) in accrued liabilities    (190,561)        101,467
     Net cash provided by operating             454,878          26,525
Cash flows from (used in) investment activities:
     Expenditures for property & equipment,
         computer software and other
         intangible assets                     (196,507)        (74,747)
     Net cash used in invest. activities       (196,507)        (74,747)
Cash flows from (used in) financing activities:
     Proceeds form issuance of notes                            104,230
     Principal notes payable to bank
     Principal payments on long term debt                       (34,378)
     Principal payments under capital
         lease obligations                                       (2,477)
     Proceeds from issuance of stock             27,501           2,003
     Net cash provided by finance
         activities                              27,501          69,378
Net increase (decrease) in cash                 285,872          21,155
Cash at the beginning of period                 285,727           3,627
Cash at the end of period                     $ 571,599       $  24,782
                                                =======          ======
Supplemental Information Disclosures:
         Interest paid                                        $  10,484
         Income tax paid                       $ 36,994       $   1,378

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

         The results of operations for the three month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.


2 -      Inventories

         Inventories consist of:
                                                     September 30,          June 30,
                                                          1995                 1995

Finished Products                                    $    25,844         $   403,512
Work in Process                                           59,700             121,200
Purchased Components                                   1,192,828           1,046,906
                                                       1,278,372           1,571,618
Less: Progress billing                                        --            (329,654)
                                                     $ 1,278,372         $ 1,241,964
                                                        ========            ========

         Inventory cost consisted of the cost of purchased components and supplies, manufacturing labor and manufacturing overhead.


3 -      Liability for Estimated Product Warranty

         On September 30, 1995 and June 30, 1995, the Company had provided $277,268 and $289,906 respectively, against future product warranties based on its experience with customer claims. Warranty expenses charged to income amounted to approximately $32,812 for the three month period ended September 30, 1995 and $13,924 for the three month period ended September 30, 1994.

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

         The fully-diluted computation is performed using the same method as for the primary computation, except that the proceeds from exercised stock options and warrants are assumed to be used to repurchase outstanding shares of the Company's common stock at the higher of the average or September 30, market price.

         The average number of common share and common share equivalents entering into the calculation of primary and fully-diluted earnings per share are as follows:

                        Three months ended September 30,
                                                       1995                1994

Common shares                                          1,475,355           1,332,642
Options                                                   72,380              59,797
Warrants                                                      --              41,013
         Total for primary calculation                 1,547,735           1,433,452
Options                                                       --               9,780
Warrants                                                      --               3,410
         Total for fully-diluted calculation           1,547,735           1,446,642
                                                         =======             =======

                                   IMTEC, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                      Three Months Ended September 30, 1995
              as compared to Three Months Ended September 30, 1994

         Revenues for the three months ended September 30, 1995 increased approximately 39.2% over the corresponding period in 1994.

         Revenues from the sales of Industrial Bar Code Equipment were $1,405,171 for the three months ended September 30, 1995 compared to $713,120 for the same period in 1994. Industrial Bar Code Equipment sales represented 54.5% of total revenue for the three months ended September 30, 1995 compared to 38.5% for the same period last year. Approximately $732,000 represented sales to a single customer compared to approximately $350,000 for the same period last year to the same customer. Management believes that the upward trend in Industrial Bar Code Equipment sales will continue due to additions to the machine sales force, expanded partnering and distribution relationships and new product offerings. The machine backlog, exclusive of the single customer mentioned above, has increased from $396,616 at September 30, 1994 to $560,560 at September 30, 1995.

         Revenues from Bar Code labels and printing supplies were $1,174,939 for the quarter ended September 30, 1995 compared to $1,140,309 for the same period last year. Bar Code labels and printing supplies represented 45.5% of total revenue for the three months ended September 30, 1995 compared to 61.5% for the same period last year. Management believes that the relatively stable revenues are related to the installation of a new coater at the Company's Media production facility during this quarter and attendant delays in production and shipping schedules.

         Cost of sales for the three months ended September 30, 1995 were 55.3%, down slightly from 55.6% for the same period in 1994.

         Selling, general and administrative expenses were $686,739 for the quarter ended September 30, 1995 as compared to $474,441 for the quarter ended September 30, 1994. This increase is the result of several steps taken: 1) to reopen the Company's sales office in Dallas, TX., 2) increase attendance at various industry trade shows, 3) increased paid advertising in industry trade magazines and 4) investment in product support materials. Total backlog as of September 30, 1995 was approximately $1,425,000, all of which is expected to be shipped by June 30, 1996, compared to approximately $3,400,000 (approximately $911,000 of which was not related to a single customer's long standing order) as of September 30, 1994. While overall backlog decreased, there was an increase in backlog of orders exclusive of the single customer mentioned above from approximately $911,000 as of September 30, 1994 to approximately $1,425,000 as of September 30, 1995.



         Development and engineering expenses for the quarter ended September 30, 1995 were $154,091 (6.0% of sales) compared to $113,526 (6.1% of sales) for the same period last year. This increase reflects ongoing commitment to advancing the Company's technology and the efforts to bring several new products to the market.

         Income tax expense is a direct result of the Company's net income or loss before taxes.

         Net income for the quarter ended September 30, 1995 was $198,633 compared to $142,288 for the quarter ended September 30, 1994. The major reason for this increase is the increase in product sales.

         As of September 30, 1995, the Company's principal available sources of liquidity were, respectively, from operations and a $700,000 bank line of credit, all of which was available as of September 30, 1995.

         Accounts receivable decreased from $1,640,008 at June 30, 1995 to $1,086,731 at September 30, 1995, a direct result of the increase in efforts to encourage customers to pay within terms. The average aged receivable dropped from 74.3 days for the quarter ended September 30, 1994 to 42 days for the quarter ended September 30, 1995.

         Inventories increased slightly, from $1,241,964 at June 30, 1995 to $1,278,372 at September 30, 1995.

         The Company's capital commitments for fiscal 1996 are expected to be at the same level as fiscal 1995.

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

                           PART II - OTHER INFORMATION


Item 1 -      Legal Proceedings
              None

Item 2 -      Changes in Securities
              Not  applicable

Item 3 -      Defaults Upon Senior Securities
              None

Item 4 -      Submission if Matters to a Vote of Security Holders
              Not applicable

Item 5 -      Information
              None

Item 6 -      Exhibits and Reports on Form 8-K
              None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                     IMTEC, INC.






                                        BY:____/s/ Richard L. Kalich___________
                                                      Richard L. Kalich
                                            President & Chief Executive Officer






                                         BY:____/s/ George S. Norfleet III_____
                                                     George S. Norfleet III
                                                      Secretary / Treasurer