Form 10-Q
period 1995-12-31
IMTEC INC
filed 1996-02-14
CIK 730045

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                            Washington, DC 20549

                                                     FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934.

For the quarterly period ended December 31, 1995.

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





APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of January 31, 1996,   1,545,088

                                   IMTEC, INC.

                                      INDEX

                                                                         Page #
Part I            Financial Information

                  Condensed Balance Sheets -
                       December 31, 1995 and June 30, 1995                3 - 4

                  Condensed Statements of Income -
                       Three Months and Six Months Ended
                           December 31, 1995 and 1994                        5

                  Condensed Statements of Cash Flows
                       Three Months and Six Months Ended
                           December 31, 1995 and 1994                        6

                  Notes to Condensed Financial Statements                 7 - 8

                  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          9

Part II  Other Information

         Item 4   Submission of Matters to a Vote of
                  Security Holders                                           11

         Item 6   Exhibits and Reports on Form 8-K                           11

         Signatures                                                          12

                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                            CONDENSED BALANCE SHEETS

                                                              December 31,              June 30,
                                                                 1995                    1995  .
                                                                (Unaudited)                 *
ASSETS

Current Assets:
     Cash                                                    $  351,894                $  285,727
     Marketable Securities                                      300,000                   400,000
     Accounts and notes receivable: Trade,
          less allowance for doubtful accounts:
              December 31, 1995 - $101,825
                  June 30, 1995 - $101,042                    1,140,580                 1,640,008

     Inventories                                              1,319,968                 1,241,964
     Prepaid expenses and deferred charges                      126,182                    78,683
     Deferred income tax                                        148,489                   148,489
                                                            -----------               -----------

                  Total Current Assets                        3,387,113                 3,794,871
                                                           ------------              ------------

Plant and equipment                                           3,519,419                 3,266,232
Less: Accumulated depreciation                                2,411,866                 2,237,151
                                                           ------------              ------------
                                                              1,107,553                 1,029,081
                                                           ------------             -------------

Other Assets:
     Deposits                                                     8,815                    28,205
     Computer software less accumulated amortization
         of $354,256 in 1996 and $317,718 in 1995,              139,982                   161,160
     Other intangibles less accumulated amortization of,
         $406,925 in 1996 and $362,535 in 1995                  227,101                   254,859
                                                            -----------               -----------
                                                                367,083                   444,224
                                                            -----------               -----------


                                                           $  4,870,564              $  5,268,176
                                                              =========                 =========
* From audited financial statements.

                         The  accompanying  notes are an integral  part of these
condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                      CONDENSED BALANCE SHEETS (CONTINUED)

                                                              December 31,              June 30,
                                                                 1995                    1995  .
                                                                (Unaudited)                 *
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
     Notes payable - bank                             $               0         $               0
     Current installments of long term debt                           0                         0
     Current capital lease obligations                                0                         0
     Accounts payable                                           313,306                   636,721
     Income tax payable                                         (26,433)                    4,161
     Accrued liabilities
         Salaries and wages                                      89,258                   358,750
         Commissions                                            203,959                    67,113
         Other                                                  443,819                   801,872
                                                            -----------              ------------

                  Total Current Liabilities                   1,023,909                 1,868,617

Long term debt less current installments                              -                         -
Long term capital lease obligations                                   -                         -
                                                             ----------                ----------
                                                              1,023,909                 1,868,617
                                                             ----------                ----------

Stockholder's equity:
     Common stock - $.01 par value;
         authorized 5,000,000 shares, issued and outstanding:
         1,478,888 shares December 31, 1995
         1,470,138 shares June 30, 1995                          14,789                    14,701
     Additional paid-in capital                               2,227,102                 2,199,689
Retained Earnings                                             1,604,764                 1,185,169
                                                            -----------               -----------

                  Total Stockholder's Equity                  3,846,655                 3,399,559
                                                            -----------               -----------

                                                           $  4,870,564              $  5,268,176
                                                               ========                  ========

* From audited financial statements.

                         The  accompanying  notes are an integral  part of these
condensed financial statements.

                                   IMTEC, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Six Months Ended                   Three Months Ended
                                                   December 31,                       December 31,
                                               1995           1994                 1995          1994
                                               ----           ----                 ----          ----

Net Sales                                 $4,764,384     $4,114,963           $2,184,273      $2,261,396
Cost of Sales                              2,685,783      2,298,172            1,259,346       1,267,863
                                         -----------    -----------          -----------     -----------

              Gross Profit                 2,078,601      1,816,791              924,927         993,533

Selling, general and
     administrative expenses               1,090,016      1,038,138              403,271         564,259
Research and development
     expenses                                305,960        256,704              151,866         142,950
                                         -----------     ----------           ----------      ----------

              Operating Profit/(Loss)        682,625        521,949              369,790         286,324

Other Income (Expenses):
     Miscellaneous income
         and other expenses                   12,820         26,900                1,411          26,875
     Interest Expense                              0         (23,561)                  0         (13,077)
                                          ----------         --------           --------         --------

         Income (Loss) Before
              Income Taxes                   695,445        525,288              371,201         300,122
                                          ----------     ----------           ----------      ----------

Income Tax Expense (Benefit)                 275,850        191,827              147,237         108,957
                                           ---------      ---------            ---------       ---------

     Net Income (Loss)                    $  419,595     $  333,461           $  223,964      $  191,165
                                             =======        =======              =======         =======

Weighted average number of
     common shares and common
     shares equivalents outstanding        1,563,634      1,467,663            1,579,532       1,470,213

Earnings per common share and
     common share equivalents             $      .27     $      .23          $       .14      $      .13
                                              ======         ======               ======          ======

                         The  accompanying  notes are an integral  part of these
condensed financial statements.

                                   IMTEC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Six Months Ended                   Three Months Ended
                                                   December 31,                       December 31,
                                               1995           1994                  1995         1994
                                               ----           ----                  ----         ----
Cash flows from operating activities:
     Net Earnings                              $419,595        $333,453         $223,964        $191,165
     Adjust, to reconcile net earnings to,
     net cash provided by operating activities:
         Depreciation & amortization of
         property plant, equipment
         and other assets                       255,643         239,666          133,508         117,608

     Decrease(inc.) in accounts receivable      499,428        (585,490)         (53,849)       (181,642)
     Decrease(inc.) income tax refundable                       163,576                           50,890
     Decrease (inc.) in inventory               (78,004)       (469,809)         (41,596)       (422,561)
     Decrease (inc.) in prepaid expenses
         and other assets                       (28,109)        (25,895)          (5,898)        (10,223)
     Increase (dec.) in accounts payable       (323,415)        330,545          (64,819)        315,715
     Increase (dec.) in income tax payable      (30,594)         30,144         (122,213)         30,144
     Increase (dec.) in accrued liabilities    (490,699)        367,290         (300,130)        265,823
                                              ----------       --------        ----------       ---------
     Net cash from by operating activities      223,845         383,480         (213,033)        356,955
Cash flows from (used in) investment activities:
     Expenditures for property & equipment,
         computer software and other
         intangible assets                     (285,179)       (173,536)         (88,672)        (98,789)
                                              ----------      ----------       ----------      ----------
     Net cash used in invest. activities       (285,179)       (173,536)         (88,672)        (98,789)
Cash flows from (used in) financing activities:
     Principal notes payable to bank                           (149,224)                        (253,454)
     Proceeds from new long term debt
     Principal payments on long term debt                       (51,019)                         (16,641)
     Principal payments under capital
         lease obligations                                       (6,171)                          (3,694)
     Proceeds from issuance of stock             27,501           4,751                            2,748
                                              ---------        --------                        ---------
     Net cash provided by finance
         activities                              27,501        (201,663)               0        (271,041)
Net increase (decrease) in cash                 (33,833)          8,281         (319,705)        (12,875)
Cash at the beginning of period                 685,727           3,627          971,599          24,783
                                               --------      ----------         --------       ---------
Cash at the end of period                     $ 651,894      $   11,908        $ 651,894      $   11,908
                                                =======         =======          =======         =======
Supplemental Information Disclosures:
         Interest paid                                        $  23,561                        $  13,077
                                                              ---------                        ---------
         Income tax paid                      $ 306,444       $ 256,913        $ 269,450       $ 255,535
                                              ---------       ---------        ---------       ---------

                         ,The accompanying notes are an integral part of these condensed financial statements.

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

         The results of operations for the six month period ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.


2 -      Inventories

         Inventories consist of:
                                                      December 31,          June 30,
                                                          1995                 1995

Finished Products                                    $    11,128         $   403,512
Work in Process                                           35,096             121,200
Purchased Components                                   1,273,744           1,046,906
                                                     -----------         -----------
                                                       1,319,968           1,571,618
Less: Progress billing                                        --            (329,654)
                                                     -----------         -----------
                                                     $ 1,319,968         $ 1,241,964
                                                        ========            ========

         Inventory cost consisted of the cost of purchased components and supplies, manufacturing labor and manufacturing overhead.


3 -      Liability for Estimated Product Warranty

         On December 31, 1995 and June 30, 1995, the Company had provided $264,660 and $289,906 respectively, against future product warranties based on its experience with customer claims. Warranty expenses charged to income amounted to approximately $57,704 for the six month period ended December 31, 1995 and $29,944 for the six month period ended December 31, 1994.

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

         The fully-diluted computation is performed using the same method as for the primary computation, except that the proceeds from exercised stock options and warrants are assumed to be used to repurchase outstanding shares of the Company's common stock at the higher of the average or December 31, market price.

         The average number of common share and common share equivalents entering into the calculation of primary and fully-diluted earnings per share are as follows:

                                                       Six months ended December 31,
                                                            1995                1994

Common shares                                          1,477,122           1,333,128
Options                                                   86,512              81,995
Warrants                                                       0              42,834
                                                      ----------          ----------
         Total for primary calculation                 1,563,634           1,457,957
Options                                                        0               7,899
Warrants                                                       0               1,808
                                                      ----------          ----------
         Total for fully-diluted calculation           1,563,634           1,467,663
                                                         =======             =======


                                                     Three months ended December 31,
                                                            1995                1994

Common shares                                          1,478,888           1,334,054
Options                                                  100,644              90,380
Warrants                                                       0              44,654
                                                      ----------          ----------
         Total for primary calculation                 1,579,532           1,469,089
Options                                                        0                 920
Warrants                                                       0                 205
                                                      ----------         -----------
         Total for fully-diluted calculation           1,579,532           1,470,213
                                                         =======             =======

                                   IMTEC, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               Three Months and Six Months Ended December 31, 1995
       as compared to Three Months and Six Months Ended December 31, 1994

         Revenues for the three months decreased approximately 3.4% and revenues for the six months ended December 31, 1995 increased approximately 15.8%, respectively, over the corresponding periods in 1994.

         Revenues from the sales of Industrial Bar Code Equipment were $943,933 and $2,349,104 for the three and six month periods ended December 31, 1995 compared to $1,065,662 and $1,778,782 for the same periods in 1994. Industrial Bar Code Equipment sales represented 43.2% and 49.3% of total revenue for the three month and six month periods ended December 31, 1995 compared to 47.1% and 43.2% respectively for the same periods last year. It should be noted that approximately $279,000 for the three months and approximately $1,059,000 for the six months ended December 31, 1995 represented sales to a single customer compared to approximately $195,000 and $550,000 respectively for the same periods last year to the same customer. Equipment backlog, exclusive of the single customer mentioned above, increased from $506,255 at December 31, 1994 to $549,211 at December 31, 1995. The backlog for the order by the single customer mentioned above was approximately $2,800,000 at December 31, 1994. That order completed shipment in October, 1995.

         Revenues from Bar Code labels and printing supplies were $1,240,340 and $2,415,280 for the three month and six month periods ended December 31, 1995 compared to $1,195,734 and $2,336,041 respectively for the same periods last year. Bar Code labels and printing supplies represented 56.8% and 50.7% of total revenue for the three month and six month periods ended December 31, 1995 compared to 52.9% and 56.8% respectively for the same periods last year.

         Cost of sale for the three months and six months ended December 31, 1995 were 57.7% and 56.4% respectively, compared to 56.1% and 55.8% for the same periods in 1994.

         Selling, general and administrative expenses were $403,271 for the quarter ended December 31, 1995 and $1,090,016 for the six months ended December 31, 1995, as compared to $564,259 and $1,038,138 respectively for the corresponding periods ended December 31, 1994. The decrease for the quarter is the result of the Vermont Supreme Court's ruling in favor of the Company in a wrongful termination suit, reversing a lower court's earlier ruling in favor of the plianiff, in the amount of $175,000 plus interest. The Supreme Court's decision resulted in the Company's reversal of a $215,000 reserve, the majority of which was originally expensed in June, 1994. The effect of the reversal represents $.08 per share in earnings. Total backlog as of December 31, 1995 was $1,486,852, all of which is shipable by June 30, 1996, compared to approximately $4,100,000 ($2,800,000 was to a single customer mentioned above) as of December 31, 1994.

         Development and engineering expenses for the three months and six months ended December 31, 1995 were $151,866 (6.9% of sales) and $305,960 (6.4%
of sales) compared to $142,950 (6.3% of sales) and $256,704 (6.2% of sales), respectively, for the same periods last year. This increase reflects ongoing commitment to advancing the Company's technology and the efforts to bring several new products to the market.

         Income tax expense is a direct result of the Company's net income or loss before taxes.

         Net income for the three months and six months ended December 31, 1995 was $223,964 and $419,595, respectively, compared to $191,165 and $333,461, respectively, for the same periods ended December 31, 1994.

         As of December 31, 1995, the Company's principal available sources of liquidity were, respectively, from operations and a $700,000 bank line of credit, all of which was available as of December 31, 1995.

         Accounts receivable decreased by $499,428, from $1,640,008 at June 30, 1995 to $1,140,580 at December 31, 1995, a direct result of the increase in efforts to encourage customers to pay within terms. The average aged receivable dropped from 59.9 days for the quarter ended December 31, 1994 to 51.7 days for the quarter ended December 31, 1995

         Inventories increased by $78,008, from $1,241,964 at June 30, 1995 to $1,319,968 at December 31, 1995, as a result of increasing levels of business.

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

                           PART II - OTHER INFORMATION


Item 1 -      Legal Proceedings
              None

Item 2 -      Changes in Securities
              Not  applicable

Item 3 -      Defaults Upon Senior Securities
              None

Item 4 -      Submission if Matters to a Vote of Security Holders
              ---------------------------------------------------

              A.    December 4, 1995 - Annual Meeting of Stockholders

              B.    Election of Directors - all nominees elected

              C. Proposal to Ratify Election of KPMG Peat Marwick LLP as Independent Certified Public Accountants for the Company's fiscal year ending June 30, 1996.

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

                                                                     IMTEC, INC.






                                        BY:____/s/ Richard L. Kalich___________
                                                      Richard L. Kalich
                                            President & Chief Executive Officer






                                        BY:____/s/ George S. Norfleet III______
                                                       George S. Norfleet III
                                                        Secretary / Treasurer