Form 10-Q
period 1996-03-31
IMTEC INC
filed 1996-05-13
CIK 730045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934.

For the quarterly period ended March 31, 1996.

Commission File Number:             0-12661

Exact Name of Registrant as Specified in its Charter:         IMTEC, Inc.

State of Incorporation:                     Delaware

IRS Employer Identification Number:                  03-0283466

Address of Principal Executive Offices:               One Imtec Lane
                                                      Bellows Falls, VT  05101

Registrant's Telephone Number:              802-463-9502



         Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO





APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of May 1, 1996,   1,545,088

                                   IMTEC, INC.

                                      INDEX

                                                                         Page #
Part I            Financial Information

                  Condensed Balance Sheets -
                       March 31, 1996 and June 30, 1995                  3 - 4

                  Condensed Statements of Income -
                       Three Months and Nine Months Ended
                           March 31, 1996 and 1995                           5

                  Condensed Statements of Cash Flows
                       Three Months and Nine Months Ended
                           March 31, 1996 and 1995                           6

                  Notes to Condensed Financial Statements                7 - 8

                  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         9

Part II  Other Information

         Item 4   Submission of Matters to a Vote of
                  Security Holders                                          11

         Item 6   Exhibits and Reports on Form 8-K                          11

         Signatures                                                         12

                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                            CONDENSED BALANCE SHEETS

                                                              March 31,                 June 30,
                                                                 1996                    1995  .
                                                                (Unaudited)                 *
ASSETS

Current Assets:
     Cash                                                    $  562,138                $  285,727
     Marketable Securities                                      300,000                   400,000
     Accounts and notes receivable: Trade, less allowance for doubtful accounts:
              March 31, 1996 - $102,728
                  June 30, 1995 - $101,042                    1,358,160                 1,640,008

     Inventories                                              1,232,991                 1,241,964
     Prepaid expenses and deferred charges                      142,307                    78,683
     Deferred income tax                                        148,489                   148,489

                  Total Current Assets                        3,744,085                 3,794,871

Plant and equipment                                           3,547,073                 3,266,232
Less: Accumulated depreciation                                2,500,349                 2,237,151
                                                              1,046,724                 1,029,081

Other Assets:
     Deposits     13,267                                         28,205
     Computer software less accumulated amortization
         of $372,525 in 1996 and $317,718 in 1995,              122,572                   161,160
     Other intangibles less accumulated amortization of,
         $429,120 in 1996 and $362,535 in 1995                  219,227                   254,859
                                                                355,066                   444,224


                                                           $  5,145,875              $  5,268,176
                                                              =========                 =========
* From audited financial statements.

                         The  accompanying  notes are an integral  part of these
condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                      CONDENSED BALANCE SHEETS (CONTINUED)

                                                              March 31,                 June 30,
                                                                 1996                    1995  .
                                                                (Unaudited)                 *
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
     Notes payable - bank                             $               0         $               0
     Current installments of long term debt                           0                         0
     Current capital lease obligations                                0                         0
     Accounts payable                                           334,276                   636,721
     Income tax payable                                          21,595                     4,161
     Accrued liabilities
         Salaries and wages                                      84,681                   358,750
         Commissions                                            167,150                    67,113
         Other                                                  336,681                   801,872

                  Total Current Liabilities                     944,383                 1,868,617

Long term debt less current installments                              -                         -
Long term capital lease obligations                                   -                         -
                                                                944,383                 1,868,617

Stockholder's equity:
     Common stock - $.01 par value;
         authorized 5,000,000 shares, issued and outstanding:
         1,575,088 shares March 31, 1996
         1,470,138 shares June 30, 1995                          15,451                    14,701
     Additional paid-in capital                               2,375,903                 2,199,689
Retained Earnings   1,810,138                                 1,185,169

                  Total Stockholder's Equity                  4,201,492                 3,399,559

                                                           $  5,145,875              $  5,268,176
                                                               ========                  ========

* From audited financial statements.

                         The  accompanying  notes are an integral  part of these
condensed financial statements.


                                   IMTEC, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Nine Months Ended                  Three Months Ended
                                                   March 31,                          March 31,
                                                1996          1995                 1996          1995

Net Sales                                 $7,072,244    $7,839,741           $2,307,861    $3,724,778
Cost of Sales                              3,862,624     4,473,703            1,176,841     2,175,528

              Gross Profit                 3,209,620     3,366,038            1,131,020     1,549,250

Selling, general and
     administrative expenses               1,705,678     2,001,693              615,666       964,262
Research and development
     expenses                                484,131       503,756              178,176       247,054

              Operating Profit             1,019,811       860,589              337,178       337,934

Other Income (Expenses):
     Miscellaneous income
         and other expenses                   16,047        30,968                3,228         4,068
     Interest Expense                                      (33,835)                           (10,275)

         Income Before
              Income Taxes                 1,035,858       857,722              340,406       331,727

Income Tax Expense                           410,889       316,323              135,039       124,496

     Net Income                           $  624,969    $  541,399           $  205,367    $  207,231
                                             =======       =======              =======       =======

Weighted average number of
     common shares and common
     shares equivalents outstanding        1,570,144     1,472,069            1,583,623     1,479,986

Earnings per common share and
     common share equivalents             $      .40    $      .37           $      .13    $      .14
                                              ======        ======              =======        ======

                         The  accompanying  notes are an integral  part of these
condensed financial statements.

                                   IMTEC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Nine Months Ended                  Three Months Ended
                                                   March 31,                          March 31,
                                                   1996             1995            1996            1995
Cash flows from operating activities:
     Net Earnings                              $624,969         $333,453        $205,367        $191,165
     Adjust, to reconcile net earnings to,
     net cash provided by operating activities:
         Depreciation & amortization of
         property plant, equipment
         and other assets                       384,590          239,666         128,954         117,608

     Decrease(inc.) in accounts receivable      281,848         (585,490)       (217,580)       (181,642)
     Decrease(inc.) income tax refundable                        163,576                          50,890
     Decrease (inc.) in inventory                 8,973         (469,809)         86,977        (422,561)
     Decrease (inc.) in prepaid expenses
         and other assets                       (48,686)         (25,895)        (20,577)        (10,223)
     Increase (dec.) in accounts payable       (302,445)         330,545          20,970         315,715
     Increase (dec.) in income tax payable       17,434           30,144          48,028          30,144
     Increase (dec.) in accrued liabilities    (639,223)         367,290        (148,524)        265,823
     Net cash from by operating activities      327,460          383,480         103,615         356,955
Cash flows from (used in) investment activities:
     Expenditures for property & equipment,
         computer software and other
         intangible assets                     (328,013)        (173,536)        (42,834)        (98,789)
     Net cash used in invest. activities       (328,013)        (173,536)        (42,834)        (98,789)
Cash flows from (used in) financing activities:
     Principal notes payable to bank                            (149,224)                       (253,454)
     Proceeds from new long term debt
     Principal payments on long term debt                        (51,019)                        (16,641)
     Principal payments under capital
         lease obligations                                        (6,171)                         (3,694))
     Proceeds from issuance of stock            176,964            4,751         149,463           2,748
     Net cash provided by finance
         activities                             176,964         (201,663)        149,463        (271,041)
Net increase (decrease) in cash                 176,411            8,281         210,244         (12,875)
Cash at the beginning of period                 685,727            3,627         651,894          24,783
Cash at the end of period                       862,138       $   11,908      $  862,138      $   11,908
                                                =======          =======         =======         =======
Supplemental Information Disclosures:
         Interest paid                                         $  23,561                       $  13,077
         Income tax paid                      $ 394,344        $ 256,913        $ 87,900       $ 255,535

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

         The results of operations for the nine month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


2 -      Inventories

         Inventories consist of:
                                                    March 31,          June 30,
                                                     1996                 1995

Finished Products                             $      24,041         $    27,375
Work in Process                                      80,773              67,360
Purchased Components                              1,128,177             811,020

                                               $  1,232,991         $   905,755
                                                   ========            ========

         Inventory cost consisted of the cost of purchased components and supplies, manufacturing labor and manufacturing overhead.


3 -      Liability for Estimated Product Warranty

         On March 31, 1996 and June 30, 1995, the Company had provided $122,874 and $99,911 respectively, against future product warranties based on its experience with customer claims. Warranty expenses charged to income amounted to approximately $63,899 for the nine month period ended March 31, 1996 and $29,944 for the nine month period ended March 31, 1995.

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

         The average number of common share and common share equivalents entering into the calculation of primary and fully-diluted earnings per share are as follows:

                                                    Nine months ended March 31,
                                                       1996                1995

Common shares                                     1,497,766           1,358,750
Options                                              72,378              79,959
Warrants                                                  0              28,556
    Total for primary calculation                 1,570,144           1,464,265
Options                                                   0               6,599
Warrants                                                  0               1,205
    Total for fully-diluted calculation           1,570,144           1,472,069
                                                    =======             =======


                                                   Three months ended March 31,
                                                       1996                1995

Common shares                                     1,539,513           1,409,098
Options                                              44,110              66,887
Warrants                                                  0                   0
    Total for primary calculation                 1,583,623           1,475,985
Options                                                   0               4,001
Warrants                                                  0                   0
    Total for fully-diluted calculation           1,583,623           1,479.986
                                                    =======             =======

                                   IMTEC, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                Three Months and Nine Months Ended March 31, 1996
        as compared to Three Months and Nine Months Ended March 31, 1995

         Revenues for the three months and nine months ended March 31, 1996 decreased approximately 38.0% and 9.8% respectively over the corresponding periods in 1995.

         Revenues from the sales of Industrial Equipment were $978,382 and $3,327,486 for the three and nine month periods ended March 31, 1996 compared to $2,326,489 and $4,105,272 for the same periods in 1995. Industrial Equipment sales represented 42.4% and 47.0% of total revenue for the three month and nine month periods ended March 31, 1996 compared to 62.5% and 52.4% respectively for the same periods last year. It should be noted that approximately $1,115,752 for the nine months ended March 31, 1996 represented sales to a single customer compared to approximately $1,540,080 and $2,267,517 respectively for the three month and nine month periods last year to the same customer. The contract with the above mentioned customer was completed in July, 1995 and, at this time, is not anticipated to be renewed. If these sales to the single customer were removed from both the current and previous years revenue figures, then, remaining revenues would show an increase of 24.4% for the three month period and a 20.3% increase for the nine month period over the corresponding periods of the previous year. Management believes that the upward trend in Industrial Equipment sales will continue due to a maturing sales force and new sales management direction. Equipment backlog, exclusive of the single customer mentioned above, was $289,348 at March 31, 1996 compared to $305,722 at March 31, 1995. While this represents a decrease in equipment backlog, it should be noted that production time for the majority of machines has decreased from 45 to 60 days in Fiscal 1995 to 15 to 30 days in the current year.

         Revenues  from  labels  and  printing   supplies  were  $1,329,479  and
$3,744,758 for the three month and nine month periods ended March 31, 1996 compared to $1,398,288 and $3,734,468 respectively for the same periods last year. Labels and printing supplies represented 57.6% and 53.0% of total revenue for the three month and nine month periods ended March 31, 1996 compared to 37.5% and 47.6% respectively for the same periods last year. Management believes that the decrease in sales of labels and printing supplies is attributable to an economic down turn in the businesses of the Company's primary customers.

         Cost of sales for the three months and nine months ended March 31, 1996 were 51.0% and 54.6% respectively, compared to 58.4% and 57.1% for the same periods in 1995. This reduction was achieved as the result of margin improvement and cost efficiencies applied to production that results in a decrease in the cost of material from 41.5% last year to 31.5% of sales for the three month period and from 38.6% last year to 35.0% of sales for the nine month period ended March 31, 1996.

         Selling, general and administrative expenses were $615,666 for the quarter ended March 31, 1996 and $1,705,678 for the nine months ended March 31, 1996, as compared to $964,262 and $2,001,693 respectively for the corresponding periods ended March 31, 1995. This decrease is primarily attributed to a decrease in compensation expense. Another cause in the decrease of the nine month expense was discussed in the December 31, 1995 10-Q, regarding the Vermont Supreme Court's ruling in favor of the Company, reversing a lower court's earlier ruling in favor of the plaintiff, in the amount of $175,000 plus interest.

         Total backlog, for all products, as of March 31, 1996 was approximately $1,212,000, all of which is shipable by June 30, 1996, compared to $2,500,000 as of March 31, 1995, about half of which was shipable by June 30, 1995. The March, 1995 backlog includes $1,318,616 for a single customer, of which $202,864 was shipable by June 30, 1995.

         Development and engineering expenses for the three months and nine months ended March 31, 1996 were $178,176 (7.7% of sales) and $484,131 (6.8% of sales) compared to $247,054 (6.6% of sales) and $503,756 (6.4% of sales), respectively, for the same periods last year.

         Income tax expense is a direct result of the Company's net income or loss before taxes. However, the tax expense for the previous year was affected by a $90,000 loss carry forward, There is no such carry forward for the current fiscal year.

         Net income for the three months and nine months ended March 31, 1996 was $205,367 and $624,969, respectively, compared to $207,231 and $541,399, respectively, for the same periods ended March 31, 1995.

         As of March 31, 1996, the Company's principal available sources of liquidity were, respectively, from operations and a $700,000 bank line of credit, all of which was available as of March 31, 1996.

         Accounts receivable decreased by $281,848, from $1,640,008 at June 30, 1995 to $1,358,160 at March 31, 1996, a direct result of the decrease in revenues from $2,433,105 for the quarter ended June 30, 1995 to $2,307,861 for the quarter ended March 31, 1996, and increased efficiencies in collections.

         Current liabilities have dropped from $1,868,617 at June 30, 1995 to $944,383 at March 31, 1996. This decrease is the result of a reversal by the Vermont Supreme Court of a judgment against the Company of approximately $210,000 discussed in the December 31, 1995 10-Q, recognition of a prepaid deposit of approximately $329,000 that was released when product shipped to the above mentioned single customer and early payment discounts offered by the Company's vendors.

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

                                                      IMTEC, INC.






                                   BY:_______/s/ Richard L. Kalich___________
                                                   Richard L. Kalich
                                          President & Chief Executive Officer




                                  BY:______/s/ George S. Norfleet III________
                                               George S. Norfleet III
                                                Secretary / Treasurer