Form 10-Q/A
period 1996-03-31
IMTEC INC
filed 1996-05-22
CIK 730045

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





APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of May 14, 1996:   1,545,088

                                   IMTEC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Nine Months Ended                  Three Months Ended
                                                   March 31,                          March 31,
                                                   1996             1995            1996            1995
                                                   ----             ----            ----            ----
Cash flows from operating activities:
     Net Earnings                              $624,969         $540,691        $205,367        $207,230
     Adjust, to reconcile net earnings to,
     net cash provided by operating activities:
         Depreciation & amortization of
         property plant, equipment
         and other assets                       384,590          375,475         128,954         135,809

     Decrease(inc.) in accounts receivable      281,848         (871,252)       (217,580)       (285,762)
     Decrease(inc.) income tax refundable                        133,432                         (30,144)
     Decrease (inc.) in inventory                 8,973         (375,325)         86,977          94,484
     Decrease (inc.) in prepaid expenses
         and other assets                       (48,686)         (21,520)        (20,577)          4,375
     Increase (dec.) in accounts payable       (302,445)         223,975          20,970        (106,570)
     Increase (dec.) in income tax payable       17,434          154,640          48,028         124,496
     Increase (dec.) in accrued liabilities    (639,223)         913,314        (148,524)        546,032
                                              ----------       ---------       ----------      ---------
     Net cash from by operating activities      327,460        1,073,430         103,615         689,950
Cash flows from (used in) investment activities:
     Expenditures for property & equipment,
         computer software and other
         intangible assets                     (328,013)        (307,667)        (42,834)       (134,131)
                                              ----------       ----------     -----------       ---------
     Net cash used in invest. activities       (328,013)        (307,667)        (42,834)       (134,131)
Cash flows from (used in) financing activities:
     Principal notes payable to bank                            (149,224)
     Proceeds from new long term debt
     Principal payments on long term debt                       (168,876)                       (117,858)
     Principal payments under capital
         lease obligations                                        (6,171)
     Proceeds from issuance of stock            176,964          160,064         149,463         155,313
                                              ---------        ---------       ---------       ---------
     Net cash provided by finance
         activities                             176,964         (164,207)        149,463          37,455
Net increase (decrease) in cash                 176,411          601,556         210,244         593,274
Cash at the beginning of period                 685,727            3,627         651,894          11,909
                                              ---------       ----------       ---------       ---------
Cash at the end of period                       862,138        $ 605,183      $  862,138       $ 605,183
                                                =======          =======         =======         =======
Supplemental Information Disclosures:
         Interest paid                                         $  33,835                       $  10,275
                                                               ---------                       ---------
         Income tax paid                      $ 394,344        $ 256,913        $ 87,900       $ 255,535
                                              ---------        ---------        --------       ---------

     The accompanying notes are an integral part of these condensed financial statements.

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

                                                 IMTEC, INC.




                                                 BY: /s/ Richard L. Kalich
                                                  ----------------------------
                                                        Richard L. Kalich
                                             President & Chief Executive Officer






                                                 BY: /s/ George S. Norfleet III
                                                   ---------------------------
                                                      George S. Norfleet III
                                                       Secretary / Treasurer