Form 10-K
period 1996-06-30
IMTEC INC
filed 1996-09-25
CIK 730045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:     June 30, 1996
Commission file Number:     0-12661
Exact Name of Registrant as Specified in its Charter:     IMTEC, Inc.
State of Incorporation:     Delaware
I. R. S. Employer Identification Number:     03-0283466
Address of Principle Executive Offices:      One Imtec Lane
                                             Bellows Falls, VT  05101
Registrant's Telephone Number:     802-463-9502
Securities registered pursuant to Section 12(g) of the Act:
         Class:        Common
         Exchange:     NASDAQ SmallCap Market


  Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K ( 229.405 of the this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. August 21, 1996 closing bid and ask was 6.5 and 7.75. The aggregate market value of the voting stock held by non-affiliates of the registrant was $7,585,474.

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of August 22, 1996:   1,545,088

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

         (b)  Financial Information About Industry Segments

                Not Applicable.

         (c)  Narrative Description of Business


Products and Services

         The Company markets high-performance labels, label material, ribbons and laminates, and produces preprinted bar code labels for customers who prefer outsourcing of label printing. Although the Company sells a broad variety of label materials, the Company focuses on high performance label materials, designed to perform in demanding environments. Sales of such labeling supplies accounted for 56.5%, 50.7%, and 59.9% of the Company's revenues during fiscal years 1996, 1995 and 1994, respectively.

         The Company also markets bar code label printer/applicators and bar code label printer/laminators. The printer/applicators print bar codes and variable alpha numeric information onto pressure sensitive labels and automatically applies the label in a single integrated process to a product or package. These devices are typically used to automate information transfer and labeling processes in a real time production or distribution environment. The printer/laminators enable rapid automated printing of bar code and variable information on labels with a laminated surface. These labels are often used in environments where resistance to temperatures, chemicals and weather are valued.

         These labeling systems are micro-processor driven and involve proprietary software, label applicator elements and transport, cutting and laminating devices. The systems often include scanners, detectors and printers supplied by unaffiliated manufactures. Equipment sales accounted for 43.5%, 49.3% and 40.1% of the Company's revenue during fiscal years 1996, 1995 and 1994, respectively.


Marketing and Sales

         The Company's marketing efforts are directed to those industries and businesses which have need of in-house bar coding equipment. The Company conducts its marketing and sales efforts primarily through an in-house sales staff of 12 full-time employees and its executive officers; 3 sales management offices in the Metropolitan areas of Chicago, IL, Philadelphia, PA, and Santa Rosa, CA, respectively, each of which employs one full- time sales employee; and approximately 12 independent reseller organizations throughout the United States who market other bar code products in addition to the Company's.

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


Patents and Trademarks

         During the current fiscal year the Company received no new patents. As of June 30, 1996, the Company owned eight patents, expiring at various dates ranging from 2001 to 2009, and eleven trademarks, respectively. Applications for registration of trademarks in seven foreign countries were then pending. Applications for four patents were also pending at June 30, 1996. The Company does not believe the proprietary protection afforded by such patents and trademarks is of material importance to its current or future operations or prospects.


Warranty

         The Company's personnel install its products and, if necessary, train customers' personnel in their operation and service. The Company's personnel also service such products when a customer's own staff is unable to diagnose or correct a problem. The Company currently warrants its enhanced printers for a one year period for parts and in-house labor. The Company also offers service and warranty contracts directly to its customers as well as through third party service groups.


Customers

         The Company's primary customers are those businesses in industries that utilize in-house bar coding equipment. The Company's customers include, but are not limited to, the fields of electronics, automotive, distribution and consumer's goods manufacturers. During fiscal year 1996, sales pursuant to a single customer (United Parcel Service) accounted for approximately 13.2% of the Company's revenues. This customer, which also accounted for 31% of the Company's revenues during fiscal 1995, is not presently anticipated to account for greater than 10% of the Company's revenues for its fiscal year ending June 30, 1997. No other customer accounted for more than 10% of the Company's revenues during fiscal year 1996, 1995 and 1994. Export sales aggregated approximately $1,435,000 in 1996, $1,704,000 in 1995, and $1,373,000 in 1994.


Backlog

         The aggregate backlog of firm orders for the Company's products as of June 30, 1996 was approximately $2,228,000 as compared with $2,803,000 at June 30, 1995. Approximately $1,320,000 of the current backlog is for media supplies with scheduled shipping dates over the next 12 months. The balance of the current backlog ($908,000) is for equipment, including several orders for multiple units, with scheduled delivery over several months. The Company anticipates that substantially all of its backlog will be filled during the current fiscal year.


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


Research and Development

         The Company conducts on-going research and development to refine, improve and enhance its product lines. Research and development expenses were $625,149, $643,081 and $516,990 in the fiscal years ended June 30, 1996, 1995 and 1994, respectively. The research and development expenses were primarily attributable to the Company's efforts with respect to its specialized bar code labeling systems and proprietary materials.


Employees

         As of August 30, 1996, the Company employed 69 persons on a full time basis, including 6 employees in administration, 16 in marketing and sales, 10 in research and development and 37 in service and manufacturing. .

         None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.


(d) Financial Information about Foreign and Domestic Operations and Export Sales

         Export sales aggregated approximately $1,435,000 in fiscal 1996, $1,704,000 in fiscal 1995 and $1,373,000 in fiscal 1994, representing 15.7%,
16.6% and 21.0%, respectively, of the Company's sales in such fiscal years. The Company has no significant assets outside of the United States and all export sales in such years were made to persons or entities that had no affiliation to the Company.

                                             Fiscal Years Ended June 30,
                                       1996              1995             1994
       Pacific Rim                      57%               49%              46%
       Europe                           18%               24%              20%
       Canada                           12%               19%              30%
       Others                           13%                8%               4%


Item 2.  PROPERTIES

         The Company occupies approximately 15,000 square feet in leased facilities and a plot of land measuring 11.59 acres on which the Company's facilities are situated in the Rockingham Industrial Park, Bellows Falls, Vermont, which house the Company's executive and administrative offices, and its bar code manufacturing and shipping facilities under a lease which expires on December 31, 1999. The Company has the right to extend the lease for an additional five-year term and to purchase the building at any time at a purchase price equal to the then outstanding principal balance and accrued interest of a $525,000 Vermont Industrial Development Authority Industrial Development Revenue Bond, issued in May, 1985. Annual rent is $54,000. The lease provides that the Company shall pay property taxes and utility charges. Sufficient land is available to allow for future expansion.

         The Company also leases approximately 19,100 square feet in facilities at 33 Bridge Street, Bellows Falls, Vermont, which house additional manufacturing and storage facilities. This lease expires December 31, 2000 and the Company has the right to extend the lease for two terms of five years each. Annual rent through December 31, 1996 is $67,680. Rent thereafter can be adjusted for inflation.

         The Company believes that these facilities are adequate for its present and currently contemplated future operations.


Item 3.  LEGAL PROCEEDINGS

         In January, 1994, the Windham County Superior Court rendered a settlement of $175,000 plus interest to a former employee in settlement of a wrongful discharge lawsuit based on a termination dating back to 1991. This case was appealed to the Vermont Supreme Court. On November 22, 1995, the Vermont Supreme Court reversed the lower court settlement. The Supreme Court's decision resulted in the Company's reversal of a $215,000 reserve, the majority of which was originally expensed in June, 1994. The effect of the reversal represents $.08 per share in earnings.

         There is no material litigation currently pending, or, to the Company's knowledge, threatened against the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         (a)  Market Information

         The Company's Common Stock is quoted on Nasdaq-SmallCap Market tier of The Nasdaq Stock Market under the symbol IMTC. The following table sets forth, for the periods indicated, the bid price range of the Common Stock as reported by National Quotation Bureau Incorporated. These quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions:


1995                                        HIGH TRADE        LOW TRADE

First Quarter                               $  5              $  3-3/4
Second Quarter                                 5                 4-3/4
Third Quarter                                 11                 5
Fourth Quarter                                 9-1/2             8-1/2

1996

First Quarter                               $ 14              $  9
Second Quarter                                13                10
Third Quarter                                 10-3/4             7-1/2
Fourth Quarter                                 8-3/4             6-1/4


         (b)  Holders

         At August 30, 1996, there were approximately 256 holders of record of the Company's Common Stock.

         (c) Dividends

         The Company has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. Any decision as to future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deem relevant.


Item 6.  SELECTED FINANCIAL DATA

Years Ended June 30,
                           1996             1995              1994              1993             1992
                           ----             ----              ----              ----             ----

Net sales                  $9,114,405       $10,272,846       $ 6,529,755       $7,120,594       $6,330,497

Earnings (Loss)
Before Income Tax          $1,176,569       $ 1,196,532       $(1,099,956)      $ (129,979)      $  151,777

Income Tax
Expense (Benefit)          $  457,246       $   345,437       $  (228,598)      $   (2,200)      $   50,357

Net income
(loss)                     $  719,323       $   851,095       $  (871,358)      $  (127,779)     $  101,420

Net income (loss) per common share
 and common share equivalents

Primary:

Net income
(loss)                     $      .46       $      .57        $      (.62)      $      (.09)     $      .07

Fully diluted:

Net income
(loss)                     $      .46       $      .56        $      (.62)      $      (.09)     $      .07

At year end:
Total Assets               $5,439,085       $5,268,176        $ 3,763,499       $ 4,407,415      $ 4,116,983

Long-term debt and
capital lease
obligation                 $        0       $        0        $   386,904       $    21,476      $   148,813
- ----------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal year ended June 30, 1996, as compared to fiscal year ended June 30, 1995.

      Revenues for the fiscal year ended June 30 1996, decreased approximately 11.3% over the fiscal year ended June 30, 1995.

         Revenues from Bar Code labels and printing supplies were $5,146,749 for the fiscal year ended June 30, 1996, as compared to $5,187,457 for the year ended June 30, 1995, a decrease of 0.8%. The sale of Bar Code labels and printing supplies represented approximately 56.5% of total revenues for fiscal year 1996 as compared to 50.7% of total revenues for fiscal year 1995. There was a backlog of $1,319,601 as of June 30, 1996 for Bar Code labels and printing supplies, as compared to $956,402 for June 30, 1995.

         Revenues from the sales and service of Industrial Bar Code Equipment were $3,967,656 for the year ended June 30, 1996, down 21.5% when compared to $5,051,666 for the year ended June 30, 1995. Industrial Bar Code Equipment revenues represented 43.5% of total revenues in fiscal year 1996 compared to 49.3% of total revenues in fiscal year 1995. The decrease in bar code equipment sales in fiscal year 1996, when contrasted with fiscal year 1995, is primarily attributable to the completion, in October, 1995, of a contract with a single customer. When this contract is removed from the revenues, the core equipment business increased 49.3% from $1,854,071 in fiscal year 1995, to $2,768,240 in fiscal year 1996. The increase in the core equipment business is a direct result of increased sales and marketing activities and efforts to expand the Company's distribution network. Backlog as of June 30, 1996, was $908,175 for Industrial Bar Code Equipment as contrasted with $1,846,535 (of which $1,115,752 represented orders from the above mentioned single customer) for June 30, 1995. This represents a net increase of 24.3% in backlog for the core equipment when the single customer is excluded.

         Cost of sales remained steady, at 55.1% of revenues, not withstanding the Company's inability to secure volume discounts on purchased parts in fiscal 1996 as it had in fiscal 1995.

         Selling, general and administrative expenses represented 26.0% of sales in fiscal year 1996 and 27.1% of sales in fiscal year 1995. These expenses for fiscal 1996 decreased by about $411,000 over fiscal 1995 levels. However, the majority of the decrease is attributable to the Vermont Supreme Court's ruling in favor of the Company in a wrongful termination suit, reversing a lower court's earlier ruling in favor of the plaintiff, in the amount of $175,000 plus interest. The Supreme Court's decision resulted in the Company's reversal of a $215,000 reserve, the majority of which was originally expensed in June, 1994. The effect of the reversal represents approximately $.08 per share in earnings.

         Research and Development expenses represented 6.9% of sales in fiscal year 1996 and 6.3% of sales in fiscal year 1995, though the actual costs decreased by about $18,000.

         There was no Interest Expense for fiscal year 1996 compared to $39,603 for the previous fiscal year. This decrease is the result of efforts to reduce debt. At June 30, 1995, all of the Company's long-term and short-term debt had been paid in full, with funds generated through operations.

         Interest Income generated during fiscal year 1996 was $48,578, compared to $11,925 during fiscal year 1995. This interest is earned on the balance of cash and cash equivalents and marketable investment securities.

         Income before taxes was $1,176,569 in fiscal year 1996 compared to $1,196,532 in fiscal year 1995, reflecting an 1.7% decrease, compared to the 11.3% decrease in revenues.

         Income tax expense was $457,246 for fiscal year ended June 30, 1996, compared to $345,437 in fiscal year 1995. The difference is due primarily to an increase in the effective tax rate from 28.9% for fiscal year 1995 to 38.9% of income for fiscal year 1996. Fiscal year 1995 income tax expense was favorably impacted by the utilization of a loss carryforward.

         At June 30,  1996 and  1995,  the  Company  had  accrued  $119,954  and
$289,906, respectively, against future product warranty claims based on experience with customer claims. Warranty expense charged to operations amounted to a benefit of $9,546 and an expense of $215,171 for the years ended June 30, 1996 and 1995, respectively. The 1995 warranty accrual included approximately $140,000 of additional reserve due to estimated warranty costs related to shipments of a new product during fiscal year 1995, and fiscal year 1996 reflects a reversal of that reserve of $127,000 during fiscal year 1996 as those units came out of warranty.

         Accounts receivable at June 30, 1996 decreased 21.9% when compared to June 30, 1995, while revenues during the 4th quarter decreased 13.9% when compared to the 4th quarter in the prior year . The decrease in shipments in the fourth quarter contributed to a corresponding decrease in accounts receivable. Account receivable days (the number of days to collect the receivable) decreased from 58 days during fiscal year 1995 to 51 days during fiscal year 1996, reflecting a better efficiency in collections. The Company considers all of these amounts to be collectible.





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

         Revenues from Bar Code labels and printing supplies were $5,187,457 for the fiscal year ended June 30, 1995, as compared to $3,873,469 for the year ended June 30, 1994, an increase of 33.9%. The Company believes that increased marketing efforts, proprietary materials, and the increasing cumulative quantity of machines in the field consuming these goods has resulted in the growth of this product line. The sale of Bar Code labels and printing supplies represented approximately 50.7% of total revenues for fiscal year 1995 as compared to 59.9% of total revenues for fiscal year 1994. There was a backlog of $956,402 as of June 30, 1995 for Bar Code labels and printing supplies, as compared to $486,000 for June 30, 1994.

         The Company discontinued its Hot Stamp printer business in August, 1994, resulting in a one time charge of $385,386, recorded in June, 1994. Revenues from Hot Stamp equipment and supplies were $125,252 for the fiscal year ended June 30, 1994. These revenues are included in the prior years numbers discussed in the above paragraphs. (See Notes 13 and 14 to the financial statements [for fiscal year 1995] of the Company).

         Cost of sales as a percentage of revenues decreased from 61.9% for fiscal year 1994 to 55.1% for fiscal year 1995. This decrease is attributable to a decrease in the cost of materials due to volume purchasing of parts and the out-sourcing of certain assemblies. While direct labor and overhead costs increased in actual dollars (up 13.8% and 19.5% respectively), the ratio of these costs as a percentage of sales decreased to 4.9% and 7.5% from 6.9% and 9.9% in the prior year, respectively.

         Selling, general and administrative expenses represented 27% of sales in fiscal year 1995 and 40% of sales in fiscal year 1994, though the actual costs for fiscal 1995 increased by about $141,000 over fiscal 1994 levels. The majority of the increase is attributed to sales commission expenses, increasing about $90,000, the result of increased shipments, and trade show expenses, increasing approximately $85,000 as the Company introduced several new products and attended twice as many trade shows compared to fiscal 1994. General and Administrative expenses include approximately $23,000 in additional accrued settlement costs occasioned by a judgment in the amount of $175,000 (plus interest) rendered against the Company following a jury trial in a wrongful discharge case instituted against the Company in 1991 by a former employee. The unfavorable verdict against the Company has been appealed to the Vermont Supreme Court. [See the Management's Discussion and Analysis for fiscal year 1996.]

         Research and Development expenses represented 6.3% of sales in fiscal year 1995 and 7.9% of sales in fiscal year 1994, though the actual costs increased by about $126,000. The additional expenses are related to new product development, including, but not limited to, the Company's recently announced ApplyPro series of printer/applicators.

         Fiscal year 1995 Interest Expense was $39,603 compared to $50,732 for the previous fiscal year. This decrease is the result of efforts to reduce debt. At June 30, 1995, all of the Company's long-term and short-term debt had been paid in full, with funds generated through operations.

         Income before taxes was $1,196,532 in fiscal year 1995 compared to a loss of $1,099,956 in fiscal year 1994. Income tax expense was $345,437 for fiscal year ended June 30, 1995, compared to a benefit of $228,598 in fiscal year 1994. The difference is due primarily to an increase in revenues, resulting in a corresponding increase in pre-tax earnings for fiscal year 1995. (See Note 7 to the financial statements.)

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

CAPITAL RESOURCES AND LIQUIDITY:

         During fiscal year 1996, the Company's principal source of liquidity was cash flow from operations. The Company had no bank borrowings as of June 30, 1996. The Company believes that the cash generated from operations and bank borrowings, including borrowings available under its line of credit, will be sufficient to meet its cash needs on both a short-term (i.e., 12 months) and long-term ( i.e., at least 24 months) basis.

         The Company has secured a line of credit agreement in the amount of $700,000, all of which was available at June 30, 1996. The line of credit is secured by the Company's accounts receivable, inventory and property and equipment. The interest rate varies from time to time with changes in the prime interest rate.

         Long-term and short-term debt, including current installments, had been paid in full as of June 30, 1995. This debt was paid entirely with funds generated from operations.

         During fiscal year 1996, the Company spent $427,461 on property and equipment, computer software and other intangible assets, which is a small decrease over the previous year's $494,297. The cash for these expenditures was generated from the Company's operating activities.

         The Company believes that its capital expenditures for fiscal year 1997 will increase by approximately 50% over the capital expenditures for fiscal 1996.

NEW ACCOUNTING STANDARDS:

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which the Company will be required to adopt during fiscal year 1997. The Company does not expect that the adoption of SFAS No. 121 will have a material affect on the Company's financial statements.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which is effective for the Company in fiscal 1997. As permitted under SFAS No. 123, the Company has elected not to adopt the fair valued based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of APB Opinion No. 25. The Company will comply with the disclosure requirements of SFAS No. 123 in 1997.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                           Independent Auditors' Report




The Stockholders and Board of Directors
IMTEC, Inc.:


We have audited the financial statements of IMTEC, Inc. as listed in the index included herein in Part IV, Item 14. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the index included herein in Part IV, Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IMTEC, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                       /s/KPMG Peat Marwick LLP

Albany, New York
August 2, 1996


                                                    IMTEC, INC.

                                                  Balance Sheets

                                              June 30, 1996 and 1995


                        Assets                                                        1996                 1995
                       --------                                                       ----                 ----

Current assets:
     Cash and cash equivalents                                                $        806,633              285,727
     Marketable investment securities (note 3)                                          54,671              400,000
     Accounts receivable, trade, less allowance for doubtful accounts of
       $93,915 in 1996 and $101,042 in 1995 (note 6)                                 1,281,101            1,640,008
     Inventories (notes 2 and 6)                                                     1,512,037            1,241,964
     Prepaid expenses, deferred charges and other current assets                       134,650               78,683
     Income tax refund receivable                                                       87,086                   -
     Deferred income taxes (note 7)                                                     96,330              148,489
                                                                                --------------       --------------
              Total current assets                                                   3,972,508            3,794,871
                                                                                --------------       --------------

Property and equipment (notes 4 and 6)                                               3,569,012            3,266,232
     Less accumulated depreciation and amortization                                  2,573,562            2,237,151
                                                                                --------------       --------------
                                                                                       995,450            1,029,081
                                                                                --------------       --------------
Other assets:
     Deposits                                                                          150,481               28,205
     Computer software, less accumulated amortization of $390,229 in 1996
       and $317,718 in 1995                                                            109,008              161,160
     Other intangibles, less accumulated amortization of $446,975 in 1996
       and $362,535 in 1995                                                            211,638              254,859
                                                                                --------------       --------------
                                                                                       471,127              444,224
                                                                                --------------       --------------
                                                                              $      5,439,085            5,268,176
                                                                                ==============       ==============

        Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                  430,420              636,721
     Income taxes payable                                                                   -                 4,161
     Accrued liabilities:
         Salaries and wages                                                            176,276              358,750
         Commissions                                                                    45,899               67,113
         Other (note 5)                                                                417,030              801,872
                                                                                --------------       --------------
              Total current liabilities                                              1,069,625            1,868,617
Long-term debt                                                                              -                    -
              Total liabilities                                                      1,069,625            1,868,617
                                                                                --------------       --------------

Stockholders' equity:
     Common stock - $.01 par value; authorized 5,000,000 shares, issued
         and outstanding 1996, 1,545,088; 1995, 1,470,138                               15,451               14,701
     Additional paid-in capital                                                      2,449,517            2,199,689
     Retained earnings                                                               1,904,492            1,185,169
                                                                                --------------       --------------
              Total stockholders' equity                                             4,369,460            3,399,559
                                                                                --------------       --------------

Commitments (notes 8 and 14)
                                                                              $      5,439,085            5,268,176
                                                                                ==============       ==============





See accompanying notes to financial statements.



                                                    IMTEC, INC.

                                             Statements of Operations

                                     Years ended June 30, 1996, 1995 and 1994




                                                                    1996               1995                1994
                                                                    ----               ----                ----

Net sales                                                 $       9,114,405           10,272,846           6,529,755
Cost of sales                                                     5,029,394            5,657,545           4,041,222
                                                            ---------------       ---------------     --------------
         Gross profit                                             4,085,011            4,615,301           2,488,533

Selling, general, and administrative expenses                     2,367,674            2,779,066           2,637,759
Research and development expense                                    625,149              643,081             516,990
                                                            ---------------       --------------      --------------
         Operating earnings (loss)                                1,092,188            1,193,154            (666,216)
                                                            ---------------       --------------      --------------

Other income (deductions):
     Interest income                                                 48,578               11,925                  -
     Gain (loss) on disposal of property and equipment
       and other assets                                              35,803               31,056               2,378
     Interest expense                                                    -               (39,603)            (50,732)
     Loss on disposal/write-off of hot stamp assets
       (note 13)                                                         -                    -             (385,386)
                                                            ---------------       --------------      --------------
                                                                     84,381                3,378            (433,740)
                                                            ---------------       --------------      --------------
         Earnings (loss) before income taxes                      1,176,569            1,196,532          (1,099,956)

Income tax expense (benefit) (note 7)                               457,246              345,437            (228,598)
                                                            ---------------       --------------      --------------

         Net earnings (loss)                              $         719,323              851,095            (871,358)
                                                            ===============       ==============      ==============

Earnings (loss) per common share and common share equivalents (note 12):
     Primary                                                     $    .46                .57                (.62)
                                                                   ======              =====               =====

     Fully-diluted                                               $    .46                .56                (.62)
                                                                   ======              =====               =====















See accompanying notes to financial statements.


                                                    IMTEC, INC.

                                        Statements of Stockholders' Equity

                                     Years ended June 30, 1996, 1995 and 1994






                                                Common stock                    Addi-
                                                                               tional
                                            Number                             paid-in         Retained
                                           of shares         Amount            capital         earnings            Total

Balance at June 30, 1993                    1,284,164     $    12,842          1,784,626         1,205,432        3,002,900

     Net loss                                      -               -                  -           (871,358)        (871,358)

     Common stock issued                       47,500             475             76,088                -            76,563
                                        -------------       ---------      -------------     -------------    -------------

Balance at June 30, 1994                    1,331,664          13,317          1,860,714           334,074        2,208,105

     Net earnings                                  -               -                  -            851,095          851,095

     Tax benefit from exercise of
         stock options                             -               -              84,706                -            84,706

     Common stock issued                      138,474           1,384            254,269                -           255,653
                                        -------------       ---------      -------------     -------------    -------------

Balance at June 30, 1995                    1,470,138          14,701          2,199,689         1,185,169        3,399,559

     Net earnings                                  -               -                  -            719,323          719,323

     Tax benefit from exercise of
         stock options                             -               -              73,614                -            73,614

     Common stock issued                       74,950             750            176,214                -           176,964
                                        -------------       ---------      -------------     -------------    -------------

Balance at June 30, 1996                    1,545,088     $    15,451          2,449,517         1,904,492        4,369,460
                                        =============       =========      =============     =============    =============









See accompanying notes to financial statements.



                                                    IMTEC, INC.

                                             Statements of Cash Flows

                                     Years ended June 30, 1996, 1995 and 1994


                                                                         1996               1995            1994
                                                                         ----               ----            ----
Cash flows from operating activities:
    Net earnings (loss)                                          $       719,323            851,095          (871,358)
    Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities:
           Depreciation and amortization of property and
              equipment and other assets                                 532,744            528,069           520,973
           Gain on disposal of property and equipment and
              other intangible assets                                    (35,803)           (31,056)           (2,378)
           Loss on disposal/write-off of hot stamp assets                     -                  -            385,386
           Deferred income taxes                                          52,159           (102,113)          (46,376)
           Tax benefit from exercise of stock options                     73,614             84,706                -
           Decrease (increase) in accounts receivable                    358,907           (606,456)          242,767
           (Increase) decrease in inventories                           (270,074)          (336,209)          187,688
           Decrease (increase) in marketable investment
              securities                                                 345,329           (400,000)               -
           (Increase) in prepaid expenses, deferred charges
              and other assets                                           (55,967)              (838)          (13,427)
           (Increase) decrease in income tax refund
              receivable                                                 (87,086)           177,602          (177,602)
           (Increase) in deposits                                       (122,276)            (7,998)           (9,157)
           (Decrease) increase in accounts payable                      (206,301)           242,566          (128,639)
           (Decrease) increase in income taxes payable                    (4,161)             4,161            (3,829)
           (Decrease) increase in accrued liabilities                   (588,530)           695,529           262,322
                                                                   -------------     --------------     -------------

              Net cash provided by operating activities                  711,878          1,099,058           346,370
                                                                   -------------     --------------     -------------

Cash flows from investing activities:
    Proceeds from disposal of property and equipment                      59,525             50,719             6,733
    Expenditures for property and equipment, computer
       software and other intangible assets                             (427,461)          (494,297)         (491,593)
                                                                   -------------     --------------     -------------
              Net cash used in investing activities                     (367,936)          (443,578)         (484,860)
                                                                   -------------     --------------     -------------

Cash flows from financing activities:
    Proceeds from issuance of note payable to bank                            -             201,847           748,750
    Principal payments on note payable to bank                                -            (351,071)       (1,058,721)
    Proceeds from issuance of long-term debt                                  -                  -            500,000
    Principal payments on long-term debt                                      -            (473,638)         (155,488)
    Principal payments under capital lease obligations                        -              (6,171)          (13,516)
    Proceeds from issuance of common stock                               176,964            255,653            76,563
                                                                   -------------     --------------     -------------
              Net cash provided by (used in) financing
                activities                                               176,964           (373,380)           97,588
                                                                   -------------     --------------     -------------

Net increase (decrease) in cash                                          520,906            282,100           (40,902)

Cash and cash equivalents at beginning of year                           285,727              3,627            44,529
                                                                   -------------     --------------     -------------

Cash and cash equivalents at end of year                         $       806,633            285,727             3,627
                                                                   =============     ==============     =============





See accompanying notes to financial statements.

                                   IMTEC, INC.

                          Notes to Financial Statements

                          June 30, 1996, 1995 and 1994


(1) Description of the Company's Business and Summary of Significant Accounting Policies

       Description of the Company's Business
       IMTEC, Inc. (the "Company") designs, manufactures and sells labeling systems. These systems include label printer laminators, label printer applicators, pre-printed labels and labeling supplies. IMTEC products are designed for automated identification (bar coding) applications in the electronics, pharmaceutical, transportation, textile, automotive and warehousing industries. The Company conducts its marketing and sales efforts primarily through its in-house sales staff, 3 sales offices in different metropolitan areas in the United States and throughout Canada, Latin America, Europe and the Far East through resellers and distributors.

       Summary of Significant Accounting Policies

       (a)  Basis of Presentation
            The accompanying  financial  statements  have  been  prepared  on an accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (b)  Revenue Recognition
            Product sales, including sales under contract, are recorded when the products are shipped or in accordance with customer agreements.

       (c)  Cash and Cash Equivalents
            For purposes of the statement of cash flows,  the Company  considers as cash equivalents all highly liquid investments purchased with a maturity of three months or less and which are readily convertible to known amounts of cash.

       (d)  Marketable Investment Securities
            Marketable  investment  securities at June 30, 1996 consist of state bonds which the Company considers as trading securities. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" during 1995. Under SFAS No. 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value.

       (e)  Inventories
            Inventories  are  stated  at the  lower of cost or  market.  Cost is determined by the first-in, first-out method.








                                                                    (Continued)

                                   IMTEC, Inc.

       (f)  Property and Equipment
            Property and equipment are carried at cost. Depreciation,  including amortization of leasehold improvements and capital lease assets, is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterment's are capitalized. Deduction is made for retirements resulting from renewals or betterment's.

       (g)  Computer Software
            The cost  of  computer  software  to be  included  in the  Company's products is expensed until the technological feasibility of the software is established. Subsequent costs are capitalized. Capitalized computer software costs are amortized over the greater of the ratio of current product revenue to estimated future revenues or the straight-line method using estimated lives of two to five years.

       (h)  Other Intangibles
            The cost  of  product  documentation,   organization,   patents  and
                trademark applications and license agreements is amortized over the estimated useful lives of the assets, which range from three to seventeen years, using the straight-line method.

       (i)  Income Taxes
            The Company  accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (j)  Product Warranties
            Estimated  costs related to product  warranties  are recorded at the time of the sale of the product.

       (k)  Fair Value of Financial Instruments
            The carrying amounts of cash, accounts receivable,  accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

(2)    Inventories
       Inventories consist of:

                                                                                         1996              1995
                                                                                         ----              ----

              Finished products                                                   $        39,299           403,512
              Work in process                                                              97,310           121,200
              Raw materials and purchased components                                    1,375,428         1,046,906
                                                                                    -------------    --------------
                                                                                        1,512,037         1,571,618
                  Less progress billing                                                        -           (329,654)
                                                                                    -------------    --------------
                      Total inventory                                             $     1,512,037         1,241,964
                                                                                    =============    ==============



                                                                    (Continued)

                                   IMTEC, Inc.

(3)    Marketable Investment Securities
       Marketable investment securities at June 30, 1996 consist of state bonds due October 1, 1998 which are classified as trading securities. Their amortized cost of $54,671 approximates fair value at June 30, 1996; therefore, there are no unrealized gains or losses included in income.

       Marketable investment securities at June 30, 1995 consist of trading securities at fair value of $400,000. As the fair value of the trading securities at June 30, 1995 approximates cost, there are no unrealized gains or losses included in income.

(4)    Property and Equipment
       Property and equipment consists of the following:

                                                         1996                               1995
                                           ------------------------------     ----------------------------
                                                           Accumulated                        Accumulated
                                                          depreciation                       depreciation       Estimated
                                                               and                                and            Useful
                                             Cost         amortization          Cost         amortization         Lives
         Machinery, equipment and
            tooling                   $     2,766,871         2,057,233        2,595,203         1,809,061       3-10 years
         Furniture and fixtures               474,807           346,297          439,638           291,892        5-7 years
         Leasehold improvements               327,334           170,032          231,391           136,198       5-10 years
                                        -------------     -------------    -------------     -------------
                                      $     3,569,012         2,573,562        3,266,232         2,237,151
                                        =============     =============    =============     =============

       Depreciation and amortization expense amounted to $532,744,  $528,069 and
          $520,973 in 1996, 1995 and 1994, respectively. Included in depreciation and amortization expense is amortization of computer software cost of $72,511, $73,950 and $67,877, and amortization of other intangibles of $84,441, $85,736, and $120,034, in 1996, 1995 and
          1994, respectively.

(5)    Other Accrued Liabilities
       Other accrued liabilities consist of:
                                                           June 30
                                                  -----------------------
                                                      1996           1995
                                                      ----           ----

         Accrued warranty                     $      119,954       289,906
         Accrued medical                             120,441        69,327
         Accrued settlement costs                         -        207,063
         Other                                       176,635       235,576
                                                ------------    ----------
                  Total                       $      417,030       801,872
                                                ============    ==========

(6)    Short-term and Long-term Debt
       TheCompany has a secured line of credit agreement in the amount of $700,000, all of which is available at June 30, 1996. The line of credit is secured by the Company's accounts receivable, inventories, and property and equipment. The interest rate varies from time to time with changes in the prime interest rate.

       TheCompany paid $0, $39,603, and $50,732, for interest on notes payable, long-term debt, and capital lease obligations in the years ended June 30, 1996, 1995 and 1994, respectively.





                                                                    (Continued)

                                   IMTEC, Inc.

(7)    Income Taxes
       Income tax expense (benefit) consists of the following:


                                                                                      June 30,
                                                                   ---------------------------
                                                                       1996             1995               1994
                                                                       ----             ----               ----

              Federal    - current                              $     320,237           353,887         (183,129)
                         - deferred                                    40,406           (71,153)         (40,553)
                                                                  -----------       -----------      -----------
                                                                      360,643           282,734         (223,682)
                                                                  -----------       -----------      -----------

              State      - current                                     84,850            93,663              907
                         - deferred                                    11,753           (30,960)          (5,823)
                                                                  -----------       -----------      -----------
                                                                       96,603            62,703           (4,916)
                                                                  -----------       -----------      -----------
                                                                $     457,246           345,437         (228,598)
                                                                  ===========       ===========      ===========

       Total income tax expense (benefit) differs from the amount computed by applying the statutory Federal income tax rate of 34% to pretax income
          (loss). The computed amount and the items which make total income tax expense (benefit) vary from it, are as follows:


                                                                     June 30,
                                             1996                      1995                         1994
                                    -------------------------   ------------------------   ------------------------
                                     Amount      Percentage       Amount     Percentage      Amount     Percentage

       Computed amounts         $     400,033      34.0%     $     406,821      34.0%   $    (373,985)     (34.0)%
       State income taxes, net
         of Federal income
         tax effect                    56,000       4.8             61,818       5.2              598         -
       Change in valuation
         allowance for
         deferred tax assets               -         -            (134,486)    (11.2)              -          -
       Effect of limitation on
         use of net operating
         loss                              -         -                  -         -            60,520        5.5
       Effect of alternative
         minimum tax                       -         -                  -         -            84,269        7.7
       All other - net                  1,213        .1             11,284        .9               -          -
                                  -----------    ------        -----------   -------      -----------     -----
       Income tax expense
         (benefit)              $     457,246      38.9%     $     345,437      28.9%   $    (228,598)     (20.8)%
                                  ===========    ======        ===========   =======      ===========     ======

       The Company paid $422,720, $181,081, and $2,409 for income taxes during 1996, 1995 and 1994, respectively.










                                                                    (Continued)

                                   IMTEC, Inc.

       For the year ended June 30, 1996, the deferred income tax expense of $52,159 results from the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of June 30, 1996 and 1995 are presented below:

                                                                                             1996          1995
                                                                                             ----          ----
              Deferred tax assets:
                Accounts receivable, principally due to allowance
                   for doubtful accounts                                              $      37,510          40,356
                Inventories, principally due to reserves for
                   obsolescence                                                              26,446          43,589
                Vacation accrual                                                             11,273          11,390
                Warranty accrual                                                             44,444         115,788
                Property, plant and equipment, principally due to
                   differences in depreciation methods                                        7,203              -
                      Total gross deferred tax assets                                       126,876         211,123

              Deferred tax liabilities:
                Prepaid expenses and other assets                                            16,871          21,649
                Other intangible assets                                                       4,783              45
                Property, plant and equipment, principally due to
                   differences in depreciation methods                                           -           28,223
                Other                                                                         8,892          12,717
                                                                                        -----------     -----------
                      Total gross deferred tax liabilities                                   30,546          62,634
                                                                                        -----------     -----------
                      Net deferred tax asset                                          $      96,330         148,489
                                                                                        ===========     ===========

       In assessing  the  realizability  of  deferred  tax  assets,   management
          considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

(8)    Leases
       (a)  Capital Leases
            The Company  leased  certain  computer  equipment  under a long-term lease agreement which expired in 1995. Machinery, equipment and tooling of $153,114 had been fully depreciated as of June 30, 1995. There were no new capital leases entered into during 1996.

       (b)  Operating Leases
            The Company leases its facilities under lease agreements expiring in
                2000 which are classified as operating leases. The lease for the main building is noncancellable by the Company except through the exercise of an option to purchase the property for the remaining principal and interest balance on the Vermont Industrial Revenue Bond held by the lessor. The lease for the Bridge Street plant is noncancellable. The Company also leases office equipment under short-term, cancelable operating leases.



                                                                    (Continued)

                                   IMTEC, Inc.

            Future minimum rental  payments under the  noncancellable  operating leases for each of the years subsequent to June 30, 1996 are as follows:

                               1997                   $     121,680
                               1998                         121,680
                               1999                         121,680
                               2000                          94,680
                               2001                          33,840
                                                        -----------
                                                      $     493,560

            Rental expense under cancelable and noncancellable  operating leases amounted to $104,272,  $107,241,  and $117,938 during 1996, 1995 and 1994, respectively.

(9)    Employee Benefit Plan
       During 1993, the Company established a 401(k) savings plan. The plan covers all employees meeting certain eligibility requirements. The Company contributed $52,225 and $14,360 to the plan during 1996 and 1995, respectively. No contributions were made during 1994.

(10)   Stock Options and Warrants
       (a)  Stock Option Plans
            The Company has three plans,  the 1983  Incentive  Stock Option Plan which was adopted in August 1983, the 1985 Incentive Stock Option Plan which was adopted in November 1984 and the 1993 Stock Option Plan which was adopted on August 19, 1993. These plans provide for granting of options on common stock to directors, officers and key employees. The options granted are exercisable in four annual installments beginning one year after the date of the grant and expire five to ten years after the date of the grant, depending on stock ownership on the grant date.

            The  following is a summary of outstanding  options  under the 1983,
                1985 and 1993 Incentive Stock Option Plans at June 30, 1996, 1995 and 1994:

                                                                                   June 30,
                                                                  ---------------------------------------
                                                                     1996           1995           1994
                                                                     ----           ----           ----
                                                                                 (In shares)

                  Under option                                      135,700        219,400         252,499
                  Exercisable                                        54,700         83,150         100,875
                  Exercised during the year                          74,950         51,599          47,500
                  Granted during the year                            23,000         43,500         147,500
                  Canceled during the year                           31,750         25,000          20,000
                  Available for option                               77,811         69,061          87,561

            Price per share of shares  under  option was $1.375 to $8.50 at June
                30,  1996 and $1.336 to $8.50 at June 30,  1995 and 1994.  Price
                per share of options exercised was $1.375 to $3.25 in 1996, $1.336 to $3.25 in 1995, and $1.375 to $2.50 in 1994.







                                                                   (Continued)

                                   IMTEC, Inc.

            Also, the Company  granted an option on 25,000  shares of its common stock to a Director on November 15, 1990. The option was exercisable on November 19, 1990 and annually thereafter in 5,000 share increments through January 31, 1995 at $3.00 per share, which was the approximate market value of the shares when the Director agreed to join the Board. During 1995, all of these options were exercised.

            Also, the Company  granted an option on 25,000  shares of its common stock to a Director on November 1, 1993. The option is exercisable on November 18, 1993 and annually thereafter in 5,000 share increments through January 31, 1998 at $2.75 per share, which was the market value of the shares when the Director agreed to join the Board. As of June 30, 1996, none of these options have been exercised.

       (b)  Stock Warrants
            On August 12, 1985, the Company sold warrants to purchase 123,750 shares of common stock for a total of $750 to three of its directors. These warrants were originally exercisable at $4.00 per share and expired July 14, 1990. On September 28, 1988, the Directors approved modification of the terms of the warrants to be exercisable at $1.375 per share. During 1989, 22,500 shares of common stock were purchased under these warrants for $30,938. During 1990, the Directors extended the expiration date to July 14, 1991. During 1991, the Directors extended the expiration date to July 14, 1995. No shares were purchased under these warrants during 1994. During 1995, 61,875 shares were purchased under these warrants at $1.375 per share.

(11)   Concentration of Sales
       During 1996, 1995 and 1994, there were sales to one customer which accounted for 10% or more of total sales.

       Export sales aggregated approximately $1,435,000, $1,704,000, and $1,373,000 in 1996, 1995 and 1994, respectively.

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

       Thefully-diluted computation is performed using the same method as for the primary computation, except that proceeds from exercise of stock options and warrants are assumed to be used to repurchase outstanding shares of the Company's common stock at the higher of the average or the June 30 market price.












                                                                    (Continued)

                                   IMTEC, Inc.

       Theaverage number of common shares and common share equivalents entering into the calculation of primary and fully-diluted earnings per share are as follows:

                                                                    1996               1995                1994
                                                                    ----               ----                ----

              Common shares                                       1,509,533           1,386,428           1,308,390
              Options                                                64,596              75,047              52,648
              Warrants                                                   -               21,417              35,772
                                                              -------------       -------------      --------------
                  Total for primary calculation                   1,574,129           1,482,892           1,396,810

              Options                                                    -               21,922               9,244
              Warrants                                                   -                4,794               3,416
                                                              -------------       -------------      --------------
                  Total for fully-diluted
                    calculation                                   1,574,129           1,509,608           1,409,470
                                                              =============       =============      ==============

(13)   Hot Stamp Assets
       On March 7, 1990, the Company acquired certain assets, liabilities, and a ten-year exclusive worldwide license to manufacture, market and sell the products of Nevis Imaging Systems, Inc. in a transaction accounted for as a purchase. The assets and license agreement were acquired at a cost of $860,245; representing cash paid of $40,000, liabilities assumed of $360,245 and the issuance of 92,000 shares of IMTEC, Inc. common stock valued at $5.00 per share. As a result of this transaction, the Company had recorded intangible assets of $592,500 representing the license agreement acquired and $98,598 representing goodwill. These intangible assets were being amortized over a ten-year period. At June 30, 1993, the Company determined that the goodwill no longer retained any value to the Company and, therefore, wrote off the unamortized balance of $66,589. At June 30, 1994, the Company determined that the license agreement, inventory, and equipment no longer retained any value to the Company and, therefore, wrote off the remaining unamortized balance of $385,386.

(14)   Commitments
       At June 30,  1996,  the Company had an  outstanding  capital  expenditure purchase commitment of approximately $310,000. A deposit of approximately $95,000 has been made on the purchase and has been recorded in deposits at June 30, 1996.



















                                                                    (Continued)



                                                                                                        Schedule II

                                                    IMTEC, INC.

                                         Valuation and Qualifying Accounts

                                     Years ended June 30, 1996, 1995, and 1994



                                                                                         Additions
                                        Balance at            Charged to
                                         beginning            costs and           Charged to          Additions         Balance at
        Description                       of year             expenses          other accounts      (deductions)        end of year

Allowance for doubtful accounts:
     Year ended June 30, 1996            $   101,042                6,000             -               (13,127)             93,915

     Year ended June 30, 1995            $    59,320               16,305             -                25,417             101,042

     Year ended June 30, 1994            $    48,000               10,000             -                 1,320              59,320





Reserve for obsolete inventory:
     Year ended June 30, 1996            $   109,134               85,358             -               (127,406)            67,086

     Year ended June 30, 1995            $   193,029              248,000             -               (331,895)           109,134

     Year ended June 30, 1994            $     4,274              229,312             -               (40,557)            193,029


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in accountants nor have there been any disagreements on accounting and financial disclosures during the twenty-four months prior to June 30, 1996.


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

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   1. Financial Statements :

         Included in Part II, Item 8, of this report:

                  (a)  Report of Independent Auditors

                  (b)  Balance Sheets, June 30, 1996 and 1995.

                  (c) Statements of Operations for the years ended June 30, 1996, 1995 and 1994.

                  (d) Statements of Stockholders' Equity for the years ended June 30, 1996, 1995 and 1994.

                  (e) Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994.

                  (f)  Notes to Financial Statements.

         2. Financial Statement Schedule.

                      Schedule II - Valuation and Qualifying Accounts and Reserves, years ended June 30, 1996, 1995 and 1994.

                      All other schedules have been omitted because of the absence of conditions requiring them or because the required information is shown in financial statements or the notes thereto.

         3. Exhibits

                  (a)  Certificate of Incorporation as amended (1).

                  (b)  By-Laws, as amended (1).

                  (c)  Consent of KPMG Peat Marwick LLP

                  (d) The Exhibits required by 601 of Regulation S-K are set forth in (3) (a) above.

                  (e)   The   financial   statement   schedule   required  by
                        Regulation S-K, which is excluded from the Annual Report to Shareholders is set forth in (2) above.

   (b)   Reports on Form 8-K

         None
- ------------------------------
(1) Denotes document filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 2-86978) and incorporated herein by reference.

                                        SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IMTEC, INC.


                                         By:   /s/ Richard L. Kalich
                                             -------------------------------
                                              Richard L. Kalich, President


                                         By:  /s/ George S. Norfleet III
                                             -------------------------------
                                  George S. Norfleet III, Secretary - Treasurer


Dated:  September 26 , 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person in the capacities and on the dates indicated:

              Signatures                   Title                   Date


      /s/ Ralph E. Crump        Chairman, Director          September  16, 1996
   ---------------------------
         Ralph E. Crump


      /s/ Robert W. Ham                   Director          September  16, 1996
   ---------------------------
         Robert W. Ham


    /s/ David C. Sturdevant               Director          September  16, 1996
   ---------------------------
         David C. Sturdevant

EXHIBIT 23

The Board of Directors
IMTEC, Inc.

We consent the incorporation by reference in the registration statements (Nos. 33-62361 and 33-00666) on Form S-8 of IMTEC, Inc. of our report dated August 2,1996, relating to the balance sheets of IMTEC, Inc. as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996, and the schedule of valuation and qualifying accounts, which report appears in the June 30, 1996 annual report on Form 10-K of IMTEC, Inc.


                                                       /s/KPMG Peat Marwick LLP

Albany, New York
September 26, 1996