Form 10-Q
period 1996-09-30
IMTEC INC
filed 1996-11-14
CIK 730045

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C. 20549

                                                     FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.

For the quarterly period ended September 30, 1996.

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





APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of October 29, 1996:   1,545,088

                                   IMTEC, INC.

                                      INDEX

                                                                         Page #
Part I            Financial Information

                  Condensed Balance Sheets -
                       September 30, 1996 and June 30, 1996               3 - 4

                  Condensed Statements of Income -
                       Three Months Ended
                           September 30, 1996 and 1995                       5

                  Condensed Statements of Cash Flows
                       Three Months Ended
                           September 30, 1996 and 1995                       6

                  Notes to Condensed Financial Statements                 7 - 8

                  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         9

Part II  Other Information

         Item 2   Changes in Securities                                      11

         Item 4   Submission of Matters to a Vote of
                  Security Holders                                           11

         Item 6   Exhibits and Reports on Form 8-K                           11

         Signatures                                                          12

                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                            CONDENSED BALANCE SHEETS

                                                              September 30,             June 30,
                                                                 1996                    1996  .
                                                                (Unaudited)                 *
ASSETS

Current Assets:
     Cash                                                    $  782,533                $  806,633
     Marketable Securities                                       54,671                    54,671
     Accounts and notes receivable: Trade, less allowance for doubtful accounts:
              September 30, 1996 - $64,500
                  June 30, 1996 - $93,915                     1,165,010                 1,281,101

     Inventories                                              1,571,157                 1,512,037
     Prepaid expenses and deferred charges                      102,540                   134,650
     Income Tax Refundable                                                                 87,086
     Deferred income tax                                         96,330                    96,330
                                                            -----------                ----------

                  Total Current Assets                        3,772,241                 3,972,508
                                                           ------------              ------------

Plant and equipment                                           3,965,620                 3,569,012
Less: Accumulated depreciation                                2,692,203                 2,573,562
                                                           ------------              ------------
                                                              1,273,417                   995,450
                                                           ------------              ------------

Other Assets:
     Deposits                                                    54,667                   150,481
     Computer software less accumulated amortization
         of $407,034 in 1996 and $390,229 in 1996,               94,203                   109,008
     Other intangibles less accumulated amortization of,
         $466,952 in 1996 and $446,975 in 1996                  243,037                   211,638
                                                            -----------               -----------
                                                                391,907                   471,127
                                                            -----------               -----------


                                                           $  5,437,565              $  5,439,085
                                                              =========                 =========
* From audited financial statements.

                         The  accompanying  notes are an integral  part of these
condensed financial statements.



                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                      CONDENSED BALANCE SHEETS (CONTINUED)

                                                              September 30,             June 30,
                                                                 1996                    1996  .
                                                                (Unaudited)                 *
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
     Notes payable - bank                             $               0         $               0
     Current installments of long term debt                           0                         0
     Current capital lease obligations                                0                         0
     Accounts payable                                           213,174                   430,420
     Income tax payable                                          17,542                         0
     Accrued liabilities
         Salaries and wages                                     127,823                   176,276
         Commissions                                            204,766                    45,899
         Other                                                  346,154                   417,030
                                                            -----------              ------------
                  Total Current Liabilities                     909,459                 1,069,625

Long term debt less current installments                              -                         -
Long term capital lease obligations                                   -                         -
                                                      -----------------          ----------------
                                                                909,459                 1,069,625
                                                            -----------                ----------

Stockholder's equity:
     Common stock - $.01 par value;
         authorized 5,000,000 shares, issued and outstanding:
         1,545,088 shares September 30, 1996
         1,545,088 shares June 30, 1996                          15,451                    15,451
     Additional paid-in capital                               2,449,517                 2,449,517
Retained Earnings                                             2,063,138                 1,904,492
                                                            -----------               -----------

                  Total Stockholder's Equity                  4,528,106                 4,369,460
                                                            -----------               -----------

                                                           $  5,437,565              $  5,439,085
                                                               ========                  ========

* From audited financial statements.

                         The  accompanying  notes are an integral  part of these
condensed financial statements.



                                   IMTEC, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three Months Ended
                                                   September 30,
                                               1996           1995
                                               ----           ----

Net Sales                                 $2,100,143     $2,580,110
Cost of Sales                              1,038,799      1,426,444
                                         -----------    -----------

              Gross Profit                 1,061,344      1,153,666

Selling, general and
     administrative expenses                 667,334        686,739
Research and development
     expenses                                142,674        154,091
                                         -----------     ----------

              Operating Profit               251,336        312,836

Other Income (Expenses):
     Miscellaneous income
         and other expenses                   12,264         11,410
     Interest Expense

         Income (Loss) Before
              Income Taxes                   263,600        324,246
                                           ---------     ----------

Income Tax Expense                           104,954        128,613

     Net Income                          $   158,646     $  195,633
                                             =======        =======

Weighted average number of
     common shares and common
     shares equivalents outstanding        1,600,113     1,547,735

Earnings per common share and
     common share equivalents          $         .10  $        .13
                                             =======        =======

                         The  accompanying  notes are an integral  part of these
condensed financial statements.


                                   IMTEC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                               Three Months Ended
                                                   September 30,
                                               1996           1995
                                               ----           ----
Cash flows from operating activities:
     Net Earnings                              $158,646        $195,633
     Adjust, to reconcile net earnings to,
     net cash provided by operating activities:
         Depreciation & amortization of
         property plant, equipment
         and other assets                       155,423         122,125

     Decrease(inc.) in accounts receivable      116,091         553,277
     Decrease(inc.) income tax refundable        87,086               0
     Decrease (inc.) in inventory               (59,120)        (36,408)
     Decrease (inc.) in prepaid expenses
         and other assets                       127,924         (22,211)
     Increase (dec.) in accounts payable       (217,246)       (258,596)
     Increase (dec.) in income tax payable       17,542          91,619
     Increase (dec.) in accrued liabilities      39,538        (190,561)
                                               --------        ---------
     Net cash provided by operating             425,884         454,878
Cash flows from (used in) investment activities:
     Expenditures for property & equipment,
         computer software and other
         intangible assets                     (449,984)       (196,507)
                                               --------        ---------
     Net cash used in invest. activities       (449,984)       (196,507)
Cash flows from (used in) financing activities:
     Proceeds form issuance of notes
     Principal  notes  payable  to bank
     Principal  payments  on long  term debt
     Principal payments under capital
         lease obligations
     Proceeds from issuance of stock                             27,501
                                              ---------       ---------
     Net cash provided by finance
         activities                                   0          27,501
                                              ---------       ---------
Net increase (decrease) in cash                 (24,100)        285,872
Cash at the beginning of period                 806,633         285,727
                                              ---------       ---------
Cash at the end of period                     $ 782,533       $ 571,599
                                              =========       =========
Supplemental Information Disclosures:
         Interest paid
         Income tax paid                                       $ 36,994

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

         The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


2 -      Inventories

         Inventories consist of:
                                                     September 30,          June 30,
                                                          1996                 1996

Finished Products                                    $    21,175          $   39,299
Work in Process                                          128,580              97,310
Purchased Components                                   1,421,402           1,375,428
                                                     -----------         -----------
                                                       1,571,157           1,512,037
                                                        ========            ========

         Inventory cost consisted of the cost of purchased components and supplies, manufacturing labor and manufacturing overhead.


3 -      Liability for Estimated Product Warranty

         On September 30, 1996 and June 30, 1996, the Company had provided $125,460 and $119,954 respectively, against future product warranties based on its experience with customer claims. Warranty expenses charged to income amounted to approximately $18,405 for the three month period ended September 30, 1996 and $32,812 for the three month period ended September 30, 1995.

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

         The average number of common share and common share equivalents entering into the calculation of primary and fully-diluted earnings per share are as follows:

                        Three months ended September 30,
                                    1996 1995

Common shares                                          1,545,088           1,475,355
Options                                                   53,857              72,380
Warrants                                                      --                  --
                                                      ----------          ----------
         Total for primary calculation                 1,598,945           1,547,735
Options                                                    1,167                  --
Warrants                                                      --                  --
                                                      ----------          ----------
         Total for fully-diluted calculation           1,600,113           1,547,735
                                                      ==========          ==========

                                   IMTEC, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                      Three Months Ended September 30, 1996
              as compared to Three Months Ended September 30, 1995

         Revenues for the three months ended September 30, 1996 decreased approximately 18.6% from the corresponding period in 1995.

         Revenues from Bar Code labels and printing supplies were $1,502,539 for the quarter ended September 30, 1996 compared to $1,174,939 for the same period last year. Bar Code labels and printing supplies represented 71.5% of total revenue for the three months ended September 30, 1996 compared to 45.5% for the same period last year. Management believes that the upward trend in Bar Code labels and printing supply sales are due to a stronger focus by the sales group and expanded partnering and distribution relationships.

         Revenues from the sales of Industrial Bar Code Equipment were $597,604 for the three months ended September 30, 1996 compared to $1,405,171 for the same period in 1995. Industrial Bar Code Equipment sales represented 28.5% of total revenue for the three months ended September 30, 1996 compared to 54.5% for the same period last year. . The decrease in bar code equipment sales in the three months ended September 30, 1996, when contrasted with the same period in 1995, is primarily attributable to the completion, in October, 1995, of a contract with a single customer. When this contract is removed from the revenues, the remaining equipment business increased 6.4% from $561,470 for the three months ended September 30, 1995 , to $597,604 for the three months ended September 30, 1996. Management believes that the upward trend in Industrial Bar Code Equipment sales will continue due to expanded partnering and distribution relationships, new product offerings and expanded use of technology. The machine backlog, exclusive of the single customer mentioned above, has increased from $560,560 at September 30, 1995 to $774,246 at September 30, 1996.

         Cost of sales for the three months ended September 30, 1996 were 49.5%, down from 55.4% for the same period in 1995. This decrease is directly related to the product mix, heavily favoring the media products. As discussed above, Media represented 71.5% of total revenue.

         Selling, general and administrative expenses were $667,334 for the quarter ended September 30, 1996 as compared to $693,229 for the quarter ended September 30, 1995. This represents a 3.3% decrease in these expenses. Total backlog as of September 30, 1996 was approximately $1,927 ,000, all of which is expected to be shipped by June 30, 1996, compared to approximately $1,425,000 as of September 30, 1995. This increase in backlog of orders is related to the expanded partnering and distribution relationships discussed above..

         Development and engineering expenses for the quarter ended September 30, 1996 were $142,674 (6.8% of sales) compared to $154,091 (6.0% of sales) for the same period last year. These expenditures reflect ongoing commitment to advancing the Company's technology and the efforts to bring several new products to the market.

         Income tax expense is a direct result of the Company's net income or loss before taxes.

         Net income for the quarter ended September 30, 1996 was $158,646 compared to $195,626 for the quarter ended September 30, 1995. The major reason for this decrease is reduced revenues.

         As of September 30, 1996, the Company's principal available sources of liquidity were, respectively, from operations and a $700,000 bank line of credit, all of which was available as of September 30, 1996.

         Accounts receivable decreased from $1,281,101 at June 30, 1996 to $1,165,010 at September 30, 1996, a direct result of the increase in efforts to encourage customers to pay within terms and lower sales revenues.

         Inventories increased slightly, from $1,512,037 at June 30, 1996 to $1,571,157 at September 30, 1996.

         The Company's capital commitments for fiscal 1997 are expected to be approximately 50% above the level of fiscal 1996. This is the result of the Company's commitment to improve the capability and capacity of its label operations.

         The Company believes that it will be able to offset the effects of inflation by selected price increases in its products, although it can give no assurances in this regard.

                           PART II - OTHER INFORMATION


Item 1 -      Legal Proceedings
              -----------------
              None

Item 2 -      Changes in Securities
              ---------------------
              Not  applicable

Item 3 -      Defaults Upon Senior Securities
              -------------------------------
              None

Item 4 -      Submission if Matters to a Vote of Security Holders
              ---------------------------------------------------
              Not applicable

Item 5 -      Information
              -----------
              None

Item 6 -      Exhibits and Reports on Form 8-K
              --------------------------------
              None

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