Form 10-Q
period 1996-12-31
IMTEC INC
filed 1997-02-14
CIK 730045

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                            Washington, DC 20549

                                                     FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG
 ACT OF 1934.

For the quarterly period ended December 31, 1996.

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





APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of January 20, 1996,   1,545,088

                                   IMTEC, INC.

                                      INDEX

                                                                         Page #
Part I            Financial Information

                  Condensed Balance Sheets -
                       December 31, 1996 and June 30, 1996                3 - 4

                  Condensed Statements of Income -
                       Three Months and Six Months Ended
                           December 31, 1996 and 1995                        5

                  Condensed Statements of Cash Flows
                       Three Months and Six Months Ended
                           December 31, 1996 and 1995                        6

                  Notes to Condensed Financial Statements                 7 - 8

                  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         9

Part II  Other Information

         Item 4   Submission of Matters to a Vote of
                  Security Holders                                           11

         Item 6   Exhibits and Reports on Form 8-K                           11

         Signatures                                                          12


                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                            CONDENSED BALANCE SHEETS

                                                              December 31,              June 30,
                                                                 1996                    1996  .
                                                                (Unaudited)                 *
ASSETS

Current Assets:
     Cash                                                   $   920,964                $  806,633
     Marketable Securities                                       54,671                    54,671
     Accounts and notes receivable: Trade,
      less allowance for doubtful accounts:
              December 31, 1996 - $74,397
                  June 30, 1996 - $93,915                     1,200,596                 1,281,101

     Inventories                                              1,603,349                 1,512,037
     Prepaid expenses and deferred charges                       92,316                   134,650
     Income Tax Refundable                                            0                    87,086
     Deferred income tax                                         96,330                    96,330
                                                             ----------                 ---------
                  Total Current Assets                        3,968,226                 3,972,508

Plant and equipment                                           4,076,616                 3,569,012
Less: Accumulated depreciation                                2,810,843                 2,573,562
                                                              ---------                 ---------
                                                              1,265,773                   995,450

Other Assets:
     Deposits                                                    41,605                   150,481
     Computer software less accumulated amortization
         of $423,838 in 1996 and $317,718 in 1996,               77,399                   109,008
     Other intangibles less accumulated amortization of,
         $486,928 in 1996 and $362,535 in 1996                  233,230                   211,638
                                                              ---------                 ---------
                                                                352,234                   471,127


                                                           $  5,586,233              $  5,439,085
                                                              =========                 =========
* From audited financial statements.

                         The  accompanying  notes are an integral  part of these
condensed financial statements.



                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                      CONDENSED BALANCE SHEETS (CONTINUED)

                                                              December 31,              June 30,
                                                                 1996                    1996  .
                                                                (Unaudited)                 *
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
     Notes payable - bank                             $               0         $               0
     Current installments of long term debt                           0                         0
     Current capital lease obligations                                0                         0
     Accounts payable                                           152,427                   430,420
     Income tax payable                                         141,103                         0
     Accrued liabilities
         Salaries and wages                                     144,237                   176,276
         Commissions                                            199,715                    45,899
         Other                                                  307,563                   417,030
                                                                -------                 ---------
                  Total Current Liabilities                     945,045                 1,069,625

Long term debt less current installments                              -                         -
Long term capital lease obligations                                   -                         -
                                                                945,045                 1,069,625

Stockholders' equity:
     Common stock - $.01 par value;
         authorized 5,000,000 shares, issued and outstanding:
         1,545,088 shares December 31, 1996
         1,545,038 shares June 30, 1996                          15,451                    15,451
     Additional paid-in capital                               2,449,517                 2,449,517
Retained Earnings                                             2,176,220                 1,904,492
                                                              ---------                 ---------
                  Total Stockholders' Equity                  4,641,188                 4,369,460

                                                           $  5,586,233              $  5,439,085
                                                               ========                  ========

* From audited financial statements.

                         The  accompanying  notes are an integral  part of these
condensed financial statements.




                                   IMTEC, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Six Months Ended                   Three Months Ended
                                                   December 31,                       December 31,
                                               1996           1995                 1996          1995

Net Sales                                 $4,197,209     $4,764,384           $2,097,066      $2,184,273
Cost of Sales                              2,217,389      2,685,783            1,178,594       1,259,346
                                           ---------      ---------            ---------       ---------
              Gross Profit                 1,979,820      2,078,601              918,472         924,927

Selling, general and
     administrative expenses               1,253,169      1,090,016              585,840         403,271
Research and development
     expenses                                300,946        305,960              158,274         151,866
                                           ---------       --------              -------         -------
              Operating Profit               425,705        682,625              174,358         369,790

Other Income:
     Miscellaneous income
         and other expenses                   23,141         12,820               10,877           1,411
     Interest Expense                              0              0                    0               0

         Income Before
              Income Taxes                   448,846        695,445              185,235         371,201
                                           ---------       --------              -------         -------
Income Tax Expense                           177,118        275,850               72,164         147,237
                                           ---------       --------              -------         -------
     Net Income                           $  271,728     $  419,595           $  113,071      $  223,964
                                          ==========      =========            =========       =========

Weighted average number of
     common shares and common
     shares equivalents outstanding        1,604,691      1,563,634            1,609,280       1,579,532

Earnings per common share and
     common share equivalents             $      .17     $      .27          $       .07     $       .14
                                              ======         ======               ======          ======

                         The  accompanying  notes are an integral  part of these
condensed financial statements.



                                   IMTEC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Six Months Ended                   Three Months Ended
                                                   December 31,                       December 31,
                                               1996           1995                  1996         1995
Cash flows from operating activities:
     Net Earnings                              $271,728        $419,595         $113,071        $223,964
     Adjust, to reconcile net earnings to,
     net cash provided by operating activities:
         Depreciation & amortization of
         property plant, equipment
         and other assets                       310,843         255,643          155,420         133,508

     Decrease(inc.) in accounts receivable       80,505         499,428          (35,586)        (53,849)
     Decrease(inc.) income tax refundable        87,086
     Decrease (inc.) in inventory               (91,312)        (78,004)         (32,192)        (41,596)
     Decrease (inc.) in prepaid expenses
         and other assets                       151,210         (28,109)          23,286          (5,898)
     Increase (dec.) in accounts payable       (277,993)       (323,415)         (60,747)        (64,819)
     Increase (dec.) in income tax payable      141,103         (30,594)         123,561        (122,213)
     Increase (dec.) in accrued liabilities      12,310        (490,699)         (27,217)       (300,130)
                                                -------         -------          -------        ---------
     Net cash from by operating activities      685,480         223,845          259,596        (213,033)
Cash flows from (used in) investment activities:
     Expenditures for property & equipment,
         computer software and other
         intangible assets                     (571,149)       (285,179)        (121,165)        (88,672)
     Net cash used in invest. activities       (571,149)       (285,179)        (121,165)        (88,672)
Cash flows from (used in) financing activities:
     Principal notes payable to bank
     Proceeds  from new long  term  debt
     Principal  payments  on long term debt
     Principal payments under capital
         lease obligations
     Proceeds from issuance of stock                  0          27,501                0               0
     Net cash provided by finance
         activities                                   0          27,501                0               0
Net increase (decrease) in cash                 114,331         (33,833)         138,431        (319,705)
Cash at the beginning of period                 806,633         685,727          782,533         971,599
                                              ---------       ---------        ---------       ---------
Cash at the end of period                     $ 920,964       $ 651,894        $ 920,964       $ 651,894
                                                =======         =======          =======         =======
Supplemental Information Disclosures:
         Interest paid
         Income tax paid                      $  32,512       $ 306,444        $  32,512       $ 269,450

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

         The results of operations for the six month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.


2 -      Inventories

         Inventories consist of:
                                                 December 31,          June 30,
                                                     1996                 1996

Finished Products                               $    12,913          $   39,299
Work in Process                                     141,624              97,310
Purchased Components                              1,448,812           1,375,428
                                                  ---------           ---------
                                                  1,603,349           1,512,037
                                                  =========           =========

         Inventory cost consisted of the cost of purchased components and supplies, manufacturing labor and manufacturing overhead.


3 -      Liability for Estimated Product Warranty

         On December 31, 1996 and June 30, 1996, the Company had provided $137,739 and $119,954 respectively, against future product warranties based on its experience with customer claims. Warranty expenses charged to income amounted to approximately $45,925 for the six month period ended December 31, 1996 and $57,704 for the six month period ended December 31, 1995.

4 -      Earnings per Common Share

         Primary earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock equivalents outstanding during the year, if dilutive. Common stock equivalents (stock options and warrants) are assumed to be exercised when they are issued and the proceeds used to repurchase outstanding shares of the Company's common stock at the average price during the period.

         The fully-diluted computation is performed using the same method as for the primary computation, except that the proceeds from exercised stock options and warrants are assumed to be used to repurchase outstanding shares of the Company's common stock at the higher of the average or December 31st market price.

         The average number of common share and common share equivalents entering into the calculation of primary and fully-diluted earnings per share are as follows:

                                                       Six months ended December 31,
                                                            1996                1995

Common shares                                          1,545,088           1,477,122
Options                                                   55,666              86,512
Warrants                                                       0                   0
                                                       ---------           ---------
         Total for primary calculation                 1,600,754           1,563,634
Options                                                    3,937                   0
Warrants                                                       0                   0
                                                       ---------           ---------
         Total for fully-diluted calculation           1,604,691           1,563,634
                                                       =========           =========


                                                       Three months ended December 31,
                                                            1996                1995

Common shares                                          1,545,088           1,478,888
Options                                                   57,475             100,644
Warrants                                                       0                   0
                                                       ---------           ---------
         Total for primary calculation                 1,602,563           1,579,532
Options                                                    6,717                   0
Warrants                                                       0                   0
                                                       ---------           ---------
         Total for fully-diluted calculation           1,609,280           1,579,532
                                                       =========           =========

                                   IMTEC, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               Three Months and Six Months Ended December 31, 1996
       as compared to Three Months and Six Months Ended December 31, 1995

         Revenues for the three months and six months ended December 31, 1996 decreased approximately 4.0% and approximately 11.9%, respectively, over the corresponding periods in 1995.

         Revenues from Bar Code labels and printing supplies were $1,497,482 and $3,000,021 for the three month and six month periods ended December 31, 1996 compared to $1,240,340 and $2,415,280, respectively, for the same periods last year. Bar Code labels and printing supplies represented 71.4% and 71.5% of total revenue for the three month and six month periods ended December 31, 1996 compared to 56.8% and 50.7%, respectively, for the same periods last year.

         Revenues from the sales of Industrial Bar Code Equipment were $599,584 and $1,197,188 for the three and six month periods ended December 31, 1996 compared to $934,771 and $2,333,055 for the same periods in 1995. Industrial Bar Code Equipment sales represented 28.6% and 28.5% of total revenue for the three month and six month periods ended December 31, 1996 compared to 43.2% and 49.3% respectively for the same periods last year. The decrease in bar code equipment sales in the three month and six month periods ended December 31, 1996, when contrasted with the same periods in 1995, is primarily attributable to the completion, in October, 1995 of a contract with UPS. This contract represented sales of approximately $278,938 for the three months and approximately $1,115,752 for the six months ended December 31, 1995. When this contract is removed from the revenues for the prior year, the remaining equipment business decreased 8.6% from $655,833 for the three months ended December 31, 1995 , to $599,584 for the three months ended December 31, 1996 and, decreased 1.7% from $1,217,303 for the six months ended December 31, 1995 , to $1,197,188 for the six months ended December 31, 1996. Equipment backlog decreased from $549,211 at December 31, 1995 to $325,642 at December 31, 1996. Management believes that the trend in Industrial Bar Code Equipment sales will move upward due to expanded partnering and distribution relationships, new product offerings (including three new machine products introduced during the prior fiscal quarter) and expanded use of technology.

         Cost of sales for the three months and six months ended December 31, 1996 were 56.2% and 52.8% respectively, compared to 57.7% and 56.4% for the same periods in 1995.

         Selling, general and administrative expenses were $585,840 for the quarter ended December 31, 1996 and $1,253,169 for the six months ended December 31, 1996, as compared to $403,271 and $1,090,016 respectively for the corresponding periods ended December 31, 1995. Such 1995 expenses would have been $618,271 and $1,305,016, respectively, but for a decision by the Vermont Supreme Court in December 1995 which overturned a judgment against the Company in a wrongful termination suit brought by a former employee, thereby enabling the Company to reverse a previously established reserve against such judgment of $215,000. The effect of the reversal represented $.08 per share in earnings during the prior year. Total backlog as of December 31, 1996 was $1,482,170, all of which is shipable by June 30, 1996, compared to approximately $1,486,852 as of December 31, 1995.

         Development and engineering expenses for the three months and six months ended December 31, 1996 were $158,274 (7.5% of sales) and $300,946 (7.2%
of sales) compared to $151,866 (6.9% of sales) and $305,960 (6.4% of sales), respectively, for the same periods last year.

         Income tax expense is a direct result of the Company's net income before taxes.

         Net income for the three months and six months ended December 31, 1996 was $113,071 and $271,728, respectively, compared to $223,964 and $419,595, respectively, for the same periods ended December 31, 1995.

         As of December 31, 1996, the Company's principal available sources of liquidity were, respectively, from operations and a $1,000,000 bank line of credit, all of which was available as of December 31, 1996.

         Inventories increased by $91,312, from $1,512,037 at June 30, 1996 to $1,603,349 at December 31, 1996, as a result of increasing levels of business in the sales of labels and printing supplies.

         The Company's capital commitments for fiscal 1997 are expected to be approximately 50% above the level of fiscal 1996. This is the result of the Company's commitment to improve the capability and capacity of its label operations. The Company anticipates that it will fund such commitments from operating revenues and, if required, its bank line of credit.

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

              A.    December 11, 1996 - Annual Meeting of Stockholders

              B.    Election of Directors - all nominees elected


Item 5 -      Other Information
              None

Item 6 -      Exhibits and Reports on Form 8-K
              Exhibit 27 - Financial Data Schedule

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