Form 10-Q
period 1997-03-31
IMTEC INC
filed 1997-05-15
CIK 730045

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                            Washington, DC 20549

                                                     FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                          March 31, 1997.

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





APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of April 18, 1997,   1,553,088

                                   IMTEC, INC.

                                      INDEX

                                                                        Page #
Part I            Financial Information

                  Condensed Balance Sheets -
                       March 31, 1997 and June 30, 1996                 3 - 4

                  Condensed Statements of Income -
                       Three Months and Nine Months Ended
                           March 31, 1997 and 1996                      5

                  Condensed Statements of Cash Flows
                       Three Months and Nine Months Ended
                           March 31, 1997 and 1996                      6

                  Notes to Condensed Financial Statements               7 - 8

                  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations    9

Part II  Other Information

         Item 4   Submission of Matters to a Vote of
                  Security Holders                                      13

         Item 6   Exhibits and Reports on Form 8-K                      13

         Signatures                                                     14



                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                      CONDENSED BALANCE SHEETS (Unaudited)

                                                              March 31,                 June 30,
                                                                 1997                    1996  .
ASSETS

Current Assets:
     Cash                                                    $  867,516                $  806,633
     Marketable Securities                                       54,671                    54,671
     Accounts receivable
         Trade, less allowance for doubtful accounts:
              March 31, 1997 - $77,000
                  June 30, 1996 - $94,000                     1,596,110                 1,281,101

     Inventories                                              1,585,819                 1,512,037
     Prepaid expenses and deferred charges                       77,043                   134,650
     Income tax refundable                                                                 87,086
     Deferred income tax                                         96,330                    96,330
                                                           ------------               -----------

                  Total Current Assets                        4,277,489                 3,972,508
                                                            -----------              ------------

Plant and equipment, net of depreciation                      1,214,280                   995,450
                                                              ---------             -------------

Other assets:
     Deposits                                                    36,437                   150,481
     Computer software less accumulated amortization
         of $440,643 in 1997 and $317,718 in 1996,               60,594                   109,008
     Other intangibles less accumulated amortization of
         $506,905 in 1997 and $362,535 in 1996                  230,506                   211,638
                                                            -----------               -----------
                                                                327,537                   471,127
                                                            -----------               -----------


                                                           $  5,819,306              $  5,439,085
                                                              =========                 =========

                         The  accompanying  notes are an integral  part of these
condensed financial statements.



                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                CONDENSED BALANCE SHEETS (Unaudited) (CONTINUED)

                                                              March 31,                 June 30,
                                                                 1997                    1996  .
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
     Accounts payable                                         $ 199,466                 $ 430,420
     Income tax payable                                         194,155                         -
     Accrued liabilities
         Salaries and wages                                     124,305                   176,276
         Commissions                                            208,001                    45,899
         Other                                                  322,120                   417,030
                                                             ----------                ----------

                  Total Current Liabilities                   1,048,047                 1,069,625
                                                            -----------               -----------

Stockholders' equity:
     Common stock - $.01 par value;
         authorized 5,000,000 shares, issued and outstanding:
         1,553,088 shares March 31, 1997
         1,545,088 shares June 30, 1996                          15,531                    15,451
     Additional paid-in capital                               2,470,281                 2,449,517
     Retained earnings                                        2,285,447                 1,904,492
                                                            -----------               -----------

                  Total Stockholders' Equity                  4,771,259                 4,369,460
                                                            -----------               -----------

                                                           $  5,819,306              $  5,439,085
                                                             ==========                ==========


                         The  accompanying  notes are an integral  part of these
condensed financial statements.




                                   IMTEC, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Nine Months Ended                  Three Months Ended
                                                   March 31,                          March 31,
                                                1997          1996                 1997          1996
                                                ----          ----                 ----          ----

Net sales                                 $6,421,867    $7,072,244          $ 2,224,656    $2,307,861
Cost of sales                              3,480,482     3,862,624            1,263,093     1,176,841
                                         -----------   -----------          -----------   -----------

              Gross Profit                 2,941,385     3,209,620              961,563     1,131,020

Selling, general and
     administrative expenses               1,890,315     1,705,678              641,636       615,666
Research and development
     expenses                                445,311       484,131              144,361       178,176
                                          ----------    ----------           ----------    ----------

              Operating profit               605,759     1,019,811              175,566       337,178

Miscellaneous income (expenses):              25,066        16,047                6,425         3,228
                                          ----------    ----------          -----------   -----------
Income before income taxes                   630,825     1,035,858              181,991       340,406

Income tax expense                           249,870       410,889               72,752       135,039
                                           ---------     ---------             --------     ---------

     Net income                           $  380,955    $  624,969           $  109,239    $  205,367
                                             =======       =======              =======       =======

Weighted average number of
     common shares and common
     shares equivalents outstanding        1,605,832     1,570,144            1,608,165     1,583,623
                                             =======       =======              =======       =======

Earnings per common share and
     common share equivalents           $     .24    $      .40           $      .07    $      .13
                                              ======        ======              =======        ======

                         The  accompanying  notes are an integral  part of these
condensed financial statements.



                                   IMTEC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Nine Months Ended                  Three Months Ended
                                                   March 31,                          March 31,
                                                   1997             1996            1997            1996
                                                   ----             ----            ----            ----
Cash flows from operating activities:
     Net income                              $  380,955         $624,969        $109,239        $205,367
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation & amortization            466,266          384,590         155,423         128,954
     Increase ( decrease) in cash from:
     Accounts receivable                       (315,009)         281,848        (395,514)       (217,580)
     Income tax refundable                       87,086
     Inventory                                  (73,782)           8,973          17,530          86,977
     Prepaid expenses and other assets          171,651          (48,686)         20,441         (20,577)
     Accounts payable                          (230,954)        (302,445)         47,039          20,970
     Income tax payable                         194,155           17,434          53,052          48,028
     Accrued liabilities                         15,221         (639,223)          2,899        (148,524)
                                              ---------        ----------      ---------       ----------
     Net cash provided by
         operating activities                   695,589          327,460          10,109         103,615
Cash flows (used in) investment activities:
     Expenditures for property & equipment,
         computer software and other
         intangible assets                     (655,550)        (328,013)        (84,401)        (42,834)
                                              ----------       ----------      ----------      ----------

Cash flows provided by financing activities:
     Proceeds from issuance of stock             20,844          176,964          20,844         149,463
                                              ---------        ---------       ---------       ---------

Net increase (decrease) in cash                  60,883          176,411         (53,448)        210,244
Cash at the beginning of period                 806,633          685,727         920,964         651,894
                                              ---------        ---------       ---------       ---------
Cash at the end of period                    $  867,516       $  862,138      $  867,516      $  862,138
                                                =======          =======         =======         =======
Supplemental Information Disclosures:
         Income taxes paid                     $ 52,212        $ 394,344        $ 19,700        $ 87,900
                                                =======          =======         =======         =======

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

         The results of operations for the nine month period ended March 31, 1997 may not necessarily be indicative of the results to be expected for the full year.


2 -      Inventories

         Inventories consist of:
                                                   March 31,          June 30,
                                                    1997                 1996

Finished Products                            $      18,132         $    39,299
Work in Process                                    192,856              97,310
Purchased Components                             1,374,831           1,375,428
                                               -----------         -----------

                                              $  1,585,819         $ 1,512,037
                                                  ========            ========



3 -      Liability for Estimated Product Warranty

         On March 31, 1997 and June 30, 1996, the Company had provided approximately $143,000 and $120,000 respectively, against future product warranties based on its experience with customer claims. Warranty expenses charged to income amounted to approximately $62,000 for the nine month period ended March 31, 1997 and $64,000 for the nine month period ended March 31, 1996.

4 -      Earnings per Common Share

         Primary earnings per share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year, if dilutive. Common stock equivalents (stock options and warrants) are assumed to be exercised when they are issued and the proceeds used to repurchase outstanding shares of the Company's common stock at the average price during the period.

         The fully-diluted computation is performed using the same method as for the primary computation, except that the proceeds from exercised stock options and warrants are assumed to be used to repurchase outstanding shares of the Company's common stock at the higher of the average for the period or the March 31 market price.

         The average number of common stock and common stock equivalents entering into the calculation of primary and fully-diluted earnings per share are as follows:

                                                   Nine months ended March 31,
                                                      1997                1996

Common shares                                    1,546,427           1,497,766
Options                                             55,989              72,378
Warrants                                                 0                   0
                                                ----------          ----------
         Total for primary calculation           1,602,416           1,570,144
Options                                              3,416                   0
Warrants                                                 0                   0
                                                ----------          ----------
         Total for fully-diluted calculation     1,605,832           1,570,144
                                                 =========           =========


                                                  Three months ended March 31,
                                                      1997                1996

Common shares                                    1,549,166           1,539,513
Options                                             56,634              44,110
Warrants                                                 0                   0
                                                ----------          ----------
         Total for primary calculation           1,605,800           1,583,623
Options                                              2,365                   0
Warrants                                                 0                   0
                                                 ---------          ----------
         Total for fully-diluted calculation     1,608,165           1,583,623
                                                 =========           =========

         In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SAFS) No. 128, "Earnings per Share," which will be effective for interim and annual periods ending after December 15, 1997. Had SFAS No. 128 been effective for the quarters ended March 31, 1997 and 1996, reported earnings per share and diluted earnings per share on a proforma basis would be the same as stated in this report.

                                   IMTEC, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 31E of the Securities Exchange Act of 1934, as amended. These forward looking statements represent the Company's present expectations or beliefs concerning future events, however the Company cautions that such statements are qualified by important factors. Such factors, could cause actual results to differ materially from those indicated in Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

                Three Months and Nine Months Ended March 31, 1997
        as compared to Three Months and Nine Months Ended March 31, 1996

         Revenues for the three months and nine months ended March 31, 1997 decreased approximately 3.3% and 8.9% respectively over the corresponding periods in 1996.

         Revenues  from  labels  and  printing   supplies  were  $1,637,863  and
$4,637,884 for the three month and nine month periods ended March 31, 1997 compared to $1,329,479 and $3,744,758 respectively for the same periods last year. Labels and printing supplies represented 73.6% and 72.2% of total revenue for the three month and nine month periods ended March 31, 1997 compared to 57.8% and 53.1% respectively for the same periods last year. Management believes that the increase in sales of labels and printing supplies is attributable to an increase in the product line and the sales force and production capacity.

         Revenues from the sales of Industrial Equipment were $586,793 and $1,783,983 for the three and nine month periods ended March 31, 1997 compared to $971,329 and $3,304,383 for the same periods in 1996. Industrial Equipment sales represented 26.4% and 27.8% of total revenue for the three month and nine month periods ended March 31, 1997 compared to 42.2% and 46.9% respectively for the same periods last year. It should be noted that approximately $1,115,752 for the nine months ended March 31, 1996 represented sales to a single customer. The contract with the above mentioned customer was completed in July, 1995 and additional orders are not anticipated. If these sales to the single customer were excluded from the previous year's revenue figures, remaining equipment revenues would show a decrease of 18.5% for the nine month period and a 39.6% decrease for the three month period over the corresponding periods of the previous year. Management believes that this trend in Industrial Equipment sales will be reversed due to newly available products and an increase in the number and geographic coverage by resellers of the product line. Equipment backlog was $266,000 at March 31, 1997 compared to $289,000 at March 31, 1996. While this represents a 7.9% decrease in equipment backlog, it should be noted that the new products mentioned above have just been introduced to the market.

         Total backlog, for all products, as of March 31, 1997 was approximately $1,354,000,, of which approximately $576,000 is shipable by June 30, 1997, compared to $1,212,000 as of March 31, 1996, about half of which was shipable by June 30, 1996.

         Cost of sales for the three months and nine months ended March 31, 1997 were 56.8% and 54.2% respectively, compared to 51.2% and 54.8% for the same periods in 1996. The increase in the three month cost of sales is the result of increased shipments through resellers, which carry lower margins, and normal startup costs on new products.

         Selling, general and administrative expenses were $641,636 for the quarter ended March 31, 1997 and $1,890,315 for the nine months ended March 31, 1997, as compared to $615,666 and $1,705,678, respectively for the corresponding periods ended March 31, 1996. The increase for the 1997 quarter is primarily attributed to an increase in marketing & sales activity. The 1997 nine month increase is primarily the result of the reversal in December, 1995 of a previously established litigation contingency reserve estimate of $215,000 as a consequence of the Vermont Supreme Court's ruling in favor of the Company which overturned a judgment in that amount previously entered against the Company. Had such reversal not occurred, selling, general and administrative expenses for the nine months ended March 31, 1996 would have been $1,920,678, approximately the same as the 1997 period.

         Research and development expenses for the three months and nine months ended March 31, 1997 were $144,361 (6.5% of sales) and $445,311 (6.9% of sales)
compared to $178,176 (7.7% of sales) and $484,131 (6.8% of sales), respectively, for the same periods last year.

         The Company's effective tax rate was approximately 40% for all periods presented, and is based on the Company's estimated effective tax rate for the full year.

         Net income for the three months and nine months ended March 31, 1997 was $109,239 and $380,955, respectively, compared to $205,367 and $624,969, respectively, for the same periods ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES:

         As of March 31, 1997, the Company's principal available sources of liquidity were, respectively, from operations and a $1,000,000 bank line of credit, all of which was available as of March 31, 1997.

         Accounts receivable increased by $315,009, from $1,281,101 at June 30, 1996 to $1,596,110 at March 31, 1997, a direct result of the increase in international shipments that represented 32.1% of sales for the quarter ended March 31, 1997, compared to 19.6% and 14.6% for the quarters ended December 31, 1996 and September 30, 1996, respectively. Typically, international terms and collections tend to extend beyond those of domestic customers, creating the increase in the accounts receivable.

         The Company's capital commitments for fiscal 1997 are expected to be approximately 50% above the level of fiscal 1996. This is the result of the Company's commitment to improve the capability and capacity of its label operations. The Company anticipates that it will fund such commitments from operating revenues and, if required, its unused and available bank line of credit.

         The Company believes that it will be able to offset the effects of inflation by selected price increases in its products, although it can give no assurances in this regard.

         The Company anticipates that cash flows from operations, together with current cash and marketable securities balances and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the foreseeable future.

Recent Accounting Pronouncements

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will be effective for interim and annual periods ending after December 15, 1997. SFAS No. 128 will require the Company to restate all previously reported earnings per share information to conform to the new pronouncement's requirements.

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

Item 3 -      Defaults Upon Senior Securities
              None

Item 4 -      Submission if Matters to a Vote of Security Holders
              ---------------------------------------------------

              A.    December 11, 1996 - Annual Meeting of Stockholders

              B.    Election of Directors - all nominees elected

Item 5 -      Information
              None

Item 6 -      Exhibits and Reports on Form 8-K
              8-K, filed Feb. 21, 1997, announcing a change in audit firms
              Exhibit 27 - Financial Data Schedule

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

                                                                     IMTEC, INC.






                                     BY:_______/s/ Richard L. Kalich___________
                                                       Richard L. Kalich
                                           President & Chief Executive Officer






                                   BY:______/s/ George S. Norfleet III_________
                                                 George S. Norfleet III
                                                  Secretary / Treasurer