Form 10-K
period 1997-06-30
IMTEC INC
filed 1997-09-18
CIK 730045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:     June 30, 1997
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


  Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (229.405 of the this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         State the aggregate market value of the voting stock held by
non-affiliates of the registrant.                                   $6,583,566.

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of September 3, 1997:   1,553,088

PART I
Item 1.  BUSINESS

         (a) General Development of Business

         IMTEC, Inc. (the "Company" or "IMTEC") designs, assembles, markets and sells high performance barcode labels and labeling systems.

         The Company's Hot Stamp printer business was discontinued in August 1994. Reference is made to the Company's report on Form 8-K, dated August 19, 1994, the contents of which are incorporated herein by reference for further information in these regards.

         The Company acquired the Customark division of Markem Corporation in August 1997. Reference is made to the Company's report on Form 8-K, dated August 26, 1997, the contents of which are incorporated herein by reference for further information in these regards.

         The Company was incorporated in Vermont on March 17, 1982 under the name Imaging Technologies, Inc., and was reincorporated in Delaware under its present name on September 22, 1983. The Company's executive offices are located at One Imtec Lane, Bellows Falls, Vermont 05101, and its telephone number is
(802) 463-9502.

         (b) Financial Information About Industry Segments

                Not Applicable.

         (c) Narrative Description of Business


Products and Services

         The Company markets high-performance labels, label material, ribbons and laminates, and produces preprinted bar code labels for customers who prefer outsourcing of label printing. Although the Company sells a broad variety of label materials, the Company focuses on high performance label materials, designed to perform in demanding environments. Sales of such labeling supplies accounted for 72.1%, 56.5% and 50.7% of the Company's revenues during fiscal years 1997, 1996 and 1995, respectively.

         The Company also markets bar code label printer/applicators, label applicators, label dispensers and bar code label printer/laminators. The printer/applicators print bar codes and variable alphanumeric information onto pressure sensitive labels and automatically applies the label in a single integrated process to a product or package. These devices are typically used to automate information transfer and labeling processes in a real time production or distribution environment. The printer/laminators enable rapid automated printing of bar code and variable information on labels with a laminated surface. These labels are often used in environments where resistance to temperatures, chemicals and weather are valued.

         These labeling systems are microprocessor driven and involve proprietary software, label applicator elements and transport, cutting and laminating devices. The systems often include scanners, detectors and printers supplied by unaffiliated manufactures. Equipment sales accounted for 27.9%, 43.5% and 49.3% of the Company's revenue during fiscal years 1997, 1996 and 1995, respectively.

Marketing and Sales

         The Company's marketing efforts are directed to those industries and businesses which have need of bar coding labels and labeling systems. The Company conducts its marketing and sales efforts primarily through an in-house sales staff of 18 full-time employees and its executive officers; 3 sales management offices in the Metropolitan areas of Chicago, IL, Philadelphia, PA, and Roseville, CA, respectively, each of which employs one full- time sales employee; and approximately 12 independent reseller organizations throughout the United States who market other bar code products in addition to the Company's.

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


Patents and Trademarks

         During the current fiscal year the Company received no new patents. As of June 30, 1997, the Company owned eight patents and licensing rights to two others, expiring at various dates ranging from 2001 to 2009, and eleven trademarks, respectively. Registrations of trademarks in nine foreign countries have been issued. Applications for five patents were also pending at June 30, 1997. The Company does not believe the proprietary protection afforded by such patents and trademarks is of material importance to its current or future operations or prospects.


Warranty

         The Company's personnel install its products and train customers' personnel in their operation and service. The Company's personnel also service such products when a customer's own staff is unable to diagnose or correct a problem. The Company provides warranty for its enhanced printers for a one-year period for parts and in-house labor. The Company also offers service and warranty contracts directly to its customers as well as through third party service groups.


Customers

         The Company's primary customers are those businesses in industries that utilize bar code labels and labeling systems. The Company's customers include, but are not limited to, the fields of electronics, distribution, automotive and consumer's goods manufacturers. During fiscal year 1996, sales pursuant to a single customer (United Parcel Service) accounted for approximately 13% of the Company's revenues. This customer accounted for 31% of the Company's revenues during fiscal 1995. No other customer accounted for more than 10% of the Company's revenues during fiscal year 1997, 1996 and 1995.

Backlog

         The aggregate backlog of firm orders for the Company's products as of June 30, 1997 was approximately $1,510,000 as compared with $2,228,000 at June 30, 1996. Approximately $1,210,000 of the current backlog is for media supplies with scheduled shipping dates over the next 12 months. The balance of the current backlog ($300,000) is for equipment, including several orders for multiple units, with scheduled delivery over several months. The Company anticipates that substantially all of its backlog will be filled during the current fiscal year.


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

         The Company believes that it presently competes based on performance, simplicity of operation, reliability of products, and price. It also expects to compete with respect to specialized bar code labeling systems presently under development, based upon its chemical and systems engineering capabilities.


Research and Development

         The Company conducts on-going research and development to refine, improve and enhance its product lines. Research and development expenses were $591,767, $625,149 and $643,081 in the fiscal years ended June 30, 1997, 1996 and 1995, respectively. The research and development expenses were primarily attributable to the Company's efforts with respect to its specialized bar code labeling systems and proprietary materials.


Employees

         As of August 30, 1997, the Company employed 72 persons on a full time basis, including 6 employees in administration, 19 in marketing and sales, 10 in research and development and 37 in service and manufacturing.

         None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.


(d) Financial Information about Foreign and Domestic Operations and Export Sales

         Export sales aggregated approximately $1,979,000 in fiscal 1997, $1,435,000 in fiscal 1996 and $1,704,000 in fiscal 1995, representing 22.5%,
15.7% and 16.6%, respectively, of the Company's sales in such fiscal years. The Company has no significant assets outside of the United States and all export sales in such years were made to persons or entities that had no affiliation to the Company.

                                                 Fiscal Years Ended June 30,
                                        1997              1996             1995
                                        ---------------------------------------
      Pacific Rim                        46%               57%              49%
      Europe                             26%               18%              24%
      Canada                             15%               12%              19%
      Others                             13%               13%               8%

Item 2.  PROPERTIES

         The Company occupies approximately 15,000 square feet in leased facilities and a plot of land measuring 11.59 acres situated in the Rockingham Industrial Park, Bellows Falls, Vermont, which house the Company's executive and administrative offices, and its bar code manufacturing and shipping facilities. The lease expires on December 31, 1999. The Company has the right to extend the lease for an additional five-year term and to purchase the building at any time at a purchase price equal to the then outstanding principal balance and accrued interest of a $525,000 Vermont Industrial Development Authority Industrial Development Revenue Bond, issued in May, 1985. Annual rent at this facility is $54,000. The lease provides that the Company shall pay property taxes and utility charges. Sufficient land is available to allow for future expansion.

         The Company also leases approximately 19,100 square feet in facilities at 33 Bridge Street, Bellows Falls, Vermont, which house additional manufacturing and storage facilities. This lease expires December 31, 2000 and the Company has the right to extend the lease for two terms of five years each. Annual rent through December 31, 1997 at this facility is $68,000.

         The Company believes that these facilities are adequate for its present and currently contemplated future operations.


Item 3.  LEGAL PROCEEDINGS

         There is no material litigation currently pending, or, to the Company's knowledge, threatened against the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

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


1997                                        HIGH TRADE        LOW TRADE
                                           -----------       ----------
First Quarter                               $  8              $  5-3/4
Second Quarter                                 9-1/4             6-3/4
Third Quarter                                 10-3/4             7
Fourth Quarter                                10-1/2             8

1996

First Quarter                               $ 14              $  9
Second Quarter                                13                10
Third Quarter                                 10-3/4             7-1/2
Fourth Quarter                                 8-3/4             6-1/4


         (b)  Holders

         At  September  3,  1997,  there  were   approximately   258  registered
shareholders of record of the Company's Common Stock.

         (c) Dividends

         The Company has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. Any decision as to future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deem relevant.


Item 6.  SELECTED FINANCIAL DATA

Years Ended June 30,
                           1997             1996              1995              1994             1993
                           ----             ----              ----              ----             ----

Net sales                  $8,801,389       $9,114,405        $10,272,846       $ 6,529,755      $7,120,594

Earnings (Loss)
Before Income Tax          $  921,458       $1,176,569        $1,196,532        $(1,099,956)     $ (129,979)

Income Tax
Expense (Benefit)          $  365,384       $  457,246        $  345,437        $  (228,598)     $   (2,200)

Net income
(loss)                     $  556,074       $  719,323        $   851,095       $  (871,358)     $ (127,779)

Income (loss) per common
share and common
share equivalents          $      .34       $      .46        $      .57        $      (.62)     $     (.09)

At year end:
Total Assets               $6,152,363       $5,439,085        $5,268,176        $ 3,763,499      $4,407,415

Long-term debt and
capital lease
obligation                 $         0      $         0       $         0       $   386,904      $   21,476
----------------

         Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal year ended June 30, 1997, as compared to fiscal year ended June 30, 1996.

         Revenues   for  the  fiscal   year   ended  June  30  1997,   decreased
approximately 3.4% over the fiscal year ended June 30, 1996.

         Revenues from Bar Code labels and printing supplies were $6,345,046 for the fiscal year ended June 30, 1997, as compared to $5,146,749 for the year ended June 30, 1996, an increase of 23.3%. The sale of Bar Code labels and printing supplies represented approximately 72.1% of total revenues for fiscal year 1997 as compared to 56.5% of total revenues for fiscal year 1996. This increase is the result of increased sales activity.

         Revenues from the sales and service of Industrial Bar Code Equipment were $2,456,343 for the year ended June 30, 1997, down 38.0% when compared to $3,967,656 for the year ended June 30, 1996. Industrial Bar Code Equipment revenues represented 27.9% of total revenues in fiscal year 1997 compared to 43.5% of total revenues in fiscal year 1996. The decrease in bar code equipment sales in fiscal year 1997, when contrasted with fiscal year 1996, is primarily attributable to the completion, in October, 1996, of a contract with a single customer. Excluding this contract, the core equipment business decreased 11.3% from $2,768,240 in fiscal year 1996. The decrease in the core equipment business is the result of a change in the Company's equipment sales personnel. The Company has increased it product line with the announcement of ten new products and has hired an equipment-marketing specialist.

         Cost of sales improved to 53.2% of net sales for fiscal 1997 verses 55.1% for fiscal 1996.

         Selling, general and administrative expenses represented 30.1% of sales in fiscal year 1997 and 26.0% of sales in fiscal year 1996. These expenses for fiscal 1997 increased by about $285,000 over fiscal 1996 levels. However, the majority of the increase is attributable to the Vermont Supreme Court's ruling in favor of the Company in a wrongful termination suit, reversing a lower court's earlier ruling in favor of the plaintiff, in the amount of $175,000 plus interest. The Supreme Court's decision resulted in the Company's reversal of a $215,000 reserve in fiscal 1996, the majority of which was originally expensed in June, 1994.

         Research and Development expenses represented 6.7% of sales in fiscal year 1997 and 6.9% of sales in fiscal year 1996. The actual costs decreased by about $33,000.

         There was no Interest Expense for either fiscal years 1997 or 1996. At June 30, 1995, all of the Company's long-term and short-term debt had been paid in full, with funds generated through operations.

         Interest Income generated during fiscal year 1997 was $42,357, compared to $48,578 during fiscal year 1996. This interest is earned on the balance of cash and cash equivalents and marketable investment securities.

         Income before taxes was $921,458 in fiscal year 1997 compared to $1,176,569 in fiscal year 1996, reflecting a 21.7% decrease.

         Income tax expense was $365,384 for fiscal year ended June 30, 1997, compared to $457,246 in fiscal year 1996. The tax rate remains approximately 40% of income before taxes.

         At June 30,  1997 and  1996,  the  Company  had  accrued  $149,306  and
$119,954, respectively, against future product warranty claims based on experience with customer claims. Warranty expense charged to operations amounted to an expense of $ 77,095 and a benefit of $9,546 for the years ended June 30, 1997 and 1996, respectively. The increased warranty expense is the result of new products entering the markets.

         Accounts receivable at June 30, 1997 increased 17.0% when compared to June 30, 1996, while revenues during the 4th quarter increased 15.7% when compared to the 4th quarter in the prior year . The increase in shipments in the fourth quarter contributed to a corresponding increase in accounts receivable.



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

         Revenues from the sales and service of Industrial Bar Code Equipment were $3,967,656 for the year ended June 30, 1996, down 21.5% when compared to $5,051,666 for the year ended June 30, 1995. Industrial Bar Code Equipment revenues represented 43.5% of total revenues in fiscal year 1996 compared to 49.3% of total revenues in fiscal year 1995. The decrease in bar code equipment sales in fiscal year 1996, when contrasted with fiscal year 1995, is primarily attributable to the completion, in October, 1995, of a contract with a single customer. When this contract is removed from the revenues, the core equipment business increased 49.3% from $1,854,071 in fiscal year 1995, to $2,768,240 in fiscal year 1996. The increase in the core equipment business is a direct result of increased sales and marketing activities and efforts to expand the Company's distribution network. Backlog as of June 30, 1996, was $908,175 for Industrial Bar Code Equipment as contrasted with $1,846,535 (of which $1,115,752 represented orders from the above-mentioned single customer) for June 30, 1995. This represents a net increase of 24.3% in backlog for the core equipment when the single customer is excluded.

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

CAPITAL RESOURCES AND LIQUIDITY:

         During fiscal year 1997, the Company's principal source of liquidity was cash flow from operations. The Company had no bank borrowings as of June 30, 1997. The Company believes that the cash generated from operations and bank borrowings, including borrowings available under its line of credit, will be sufficient to meet its cash needs on both a short-term (i.e., 12 months) and long-term ( i.e., at least 24 months) basis.

         The Company has secured a line of credit agreement in the amount of $1,000,000, all of which was available at June 30, 1997. The Company's accounts receivable, inventory and property and equipment secure the line of credit. The interest rate varies from time to time with changes in the prime interest rate.

         During fiscal year 1997, the Company spent $770,475 on property and equipment, computer software and other intangible assets, which is an increase over the previous year's $427,461. The majority of this increase was for a high speed converting machine, valued at over $300,000. The cash for these expenditures was generated from the Company's operating activities.

         The Company believes that its capital expenditures for fiscal year 1998 will remain about the same as the capital expenditures for fiscal 1997.

NEW ACCOUNTING STANDARDS:

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. The Company will adopt both SFAS No. 128 and SFAS No. 129 in the second quarter of fiscal 1998. The implementation of these standards is not expected to have a material effect on its financial position or results of operations.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards will be adopted by the Company during the first quarter of fiscal 1999 and are not expected to have a material effect on its financial position, results of operations or financial statement disclosures.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
   IMTEC, Inc.
Bellows Falls, Vermont

We have audited the accompanying balance sheet of IMTEC, Inc. as of June 30, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of IMTEC, Inc. as of June 30, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

Worcester, Massachusetts
August 5, 1997 (August 11, 1997
  as to Note 13)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
IMTEC, Inc.
Bellows Falls, Vermont

We have audited the accompanying balance sheet of IMTEC, Inc. as of June 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1996. In connection with our audits of the financial statements, we also have audited the financial statement schedule for the years ended June 30, 1996 and 1995, listed in the index included herein in Part IV, Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IMTEC, Inc. as of June 30, 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the years ended June 30, 1996 and 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                      /s/ KPMG Peat Marwick LLP



Albany, New York
August 2, 1996


IMTEC, INC.
BALANCE SHEETS
JUNE 30, 1997 AND 1996
------------------------------
ASSETS                                                      1997           1996
                                                       ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                            $1,352,562     $  806,633
  Marketable investment securities                         92,999         54,671
  Accounts Receivable (less allowance for doubtful
     accounts of $175,000 in 1997 and
     $94,000 in 1996)                                   1,499,283      1,281,101
  Inventories                                           1,402,318      1,512,037
  Prepaid expenses, deferred charges and other
     current assets                                        45,423        134,650
  Income tax refund receivable                                -           87,086
  Deferred income taxes                                   159,508         96,330
                                                       ----------     ----------
          Total current assets                          4,552,093      3,972,508

PROPERTY AND EQUIPMENT - Net                            1,234,488        995,450
DEPOSITS                                                   48,991        150,481
COMPUTER SOFTWARE - Net                                    94,759        109,008
OTHER INTANGIBLES - Net                                   222,032        211,638
                                                       ----------     ----------
                                                       $6,152,363     $5,439,085
                                                       ==========     ==========
LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $  324,651     $  430,420
  Income taxes payable                                    223,935            -
  Accrued liabilities:
    Salaries and wages                                    191,502        176,276
    Commissions                                            95,229         45,899
    Other                                                 351,275        417,030
                                                       ----------     ----------
          Total current liabilities                     1,186,592      1,069,625
                                                       ----------     ----------
LONG-TERM DEBT                                                -             -
                                                       ----------     ----------
COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value; authorized, 5,000,000
    shares; issued and outstanding: 1997, 1,553,088
    shares, 1996, 1,545,088 shares                         15,531         15,451
  Additional paid-in capital                            2,489,674      2,449,517
  Retained earnings                                     2,460,566      1,904,492
                                                       ----------     ----------
          Total stockholders' equity                    4,965,771      4,369,460
                                                       ----------     ----------
                                                       $6,152,363     $5,439,085
                                                       ==========     ==========
See notes to financial statements

IMTEC, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1997,1996 AND 1995
-----------------------------------------------
                                                            1997           1996           1995
NET SALES                                              $8,801,389     $9,114,405     $10,272,846
COST OF SALES                                           4,682,513      5,029,394       5,657,545
                                                       ----------     ----------     -----------
  Gross profit                                          4,118,876      4,085,011       4,615,301

SELLING, GENERAL AND ADMINSITRATIVE
  EXPENSES                                              2,652,939      2,367,674       2,779,066
RESEARCH AND DEVELOPEMENT EXPENSES                        591,767        625,149         643,081
                                                       ----------     ----------     -----------
  Operating income                                        874,170      1,092,188       1,193,154
                                                       ----------     ----------     -----------
OTHER INCOME (EXPENSE):
  Interest income                                          42,357         48,578          11,925
  Gain on disposal of property and equipment
    and other assets                                        4,931         35,803          31,056
  Interest expense                                            -              -           (39,603)
                                                       ----------     ----------     -----------
                                                           47,288         84,381           3,378
                                                       ----------     ----------     -----------
INCOME BEFORE INCOME TAXES                                921,458      1,176,569       1,196,532
INCOME TAX EXPENSE                                        365,384        457,246         345,437
                                                       ----------     ----------     -----------
NET INCOME                                             $  556,074     $  719,323     $   851,095
                                                       ==========     ==========     ===========
INCOME PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS                             $     0.34     $     0.46     $      0.57
                                                       ==========     ==========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARE
  AND COMMON SHARE EQUIVALENTS OUTSTANDING              1,617,739      1,574,129       1,482,892
                                                       ==========     ==========     ===========
See notes to the financial statements.

IMTEC, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-----------------------------------------------


                                                        Common Stock          Additional
                                                   Number of                    Paid-in      Retained
                                                    Shares        Amount        Capital      Earnings          Total
                                                   ---------      -------     ----------     ----------     ---------
BALANCE, JULY 1,1994                               1,331,664      $13,317     $1,860,714     $  334,074     $2,208,105
  Tax benefit from exercise of stock options             -            -           84,706            -           84,706
  Common stock issued                                138,474        1,384        254,269            -          255,653
  Net income                                             -            -              -          851,095        851,095
                                                   ---------      -------     ----------     ----------     ----------
BALANCE, JUNE 30,1995                               1,470,138       14,701      2,199,689      1,185,169      3,399,559
  Tax benefit from exercise of stock options             -            -           73,614            -           73,614
  Common stock issued                                 74,950          750        176,214            -          176,964
  Net income                                             -            -              -          719,323        719,323
                                                   ---------      -------     ----------     ----------     ----------
BALANCE, JUNE 30,1996                               1,545,088       15,451      2,449,517      1,904,492      4,369,460
  Tax benefit from exercise of stock options             -            -           19,393            -           19,393
  Common stock issued                                  8,000           80         20,764            -           20,844
  Net income                                             -            -              -          556,074        556,074
                                                   ---------      -------     ----------     ----------     ----------
BALANCE, JUNE 30,1997                              1,553,088      $15,531     $2,489,674     $2,460,566     $4,965,771
                                                   =========      =======     ==========     ==========     ==========

See notes to financial statements

IMTEC, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-----------------------------------------------


                                                                     1997           1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  556,074     $  719,323     $  851,095
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                 534,024        532,744        528,069
      Gain on disposal of property and equipment and
        other intangible assets                                      (4,931)       (35,803)       (31,056)
      Deferred income taxes                                         (63,178)        52,159       (102,113)
      Tax benefit from exercise of stock options                     19,393         73,614         84,706
      Increase (decrease) in cash from:
        Accounts Receivable                                        (218,182)       358,907       (606,456)
        Inventories                                                 109,719       (270,074)      (336,209)
        Marketable investment securities                            (38,328)       345,329       (400,000)
        Prepaid expenses, deferred charges and other assets          89,227        (55,967)          (838)
        Income tax refund receivable                                 87,086        (87,086)       177,602
        Accounts payable                                           (105,769)      (206,301)       242,566
        Income taxes payable                                        223,935         (4,161)         4,161
        Accrued liabilities                                          (1,199)      (588,530)       695,529
                                                                 ----------     ----------     ----------
          Net cash provided by operating activities               1,187,871        834,154      1,107,056
                                                                 ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property and equipment                    6,199         59,525         50,719
  Expenditures for property and equipment, computer
    software and other intangible assets                           (770,475)      (427,461)      (494,297)
  Deposits                                                          101,490       (122,276)        (7,998)
                                                                 ----------     ----------     ----------
          Net cash used in investing activities                    (662,786)      (490,212)      (451,576)
                                                                 ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of note payable to bank                        -             -           201,847
  Principal payments on note payable to bank                            -             -          (351,071)
  Principal payments on long-term debt                                  -             -          (473,638)
  Principal payments under capital lease obligationa                    -             -            (6,171)
  Proceeds from issuance of common stock                             20,844        176,964        255,653
                                                                 ----------     ----------     ----------
          Net cash provided by (used in) financing activities        20,844        176,964       (373,380)
                                                                 ----------     ----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           545,929        520,906        282,100

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        806,633        285,727          3,627
                                                                 ----------     ----------     ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $1,352,562     $  806,633     $  285,727
                                                                 ==========     ==========     ==========
See notes to financial statements

IMTEC, INC.
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------


1.    DESCRIPTION OF THE COMPANY'S BUSINESS

      IMTEC, Inc. (the "Company") designs, manufactures and sells labeling systems. These systems include label printer laminators, label printer applicators, pre-printed labels and labeling supplies. IMTEC products are designed for automated identification (bar coding) applications in the electronics, pharmaceutical, transportation, textile, automotive and warehousing industries. The Company conducts its marketing and sales efforts primarily through its in-house sales staff, three sales offices in different metropolitan areas in the United States and throughout Canada, Latin America, Europe and the Far East through resellers and distributors.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The accompanying financial statements have been prepared on an accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, useful lives of depreciable assets, warranty accrual, and deferred income taxes, among others. Actual results could differ from those estimates.

      Revenue Recognition - Product sales, including sales under contract, are recorded when the products are shipped or in accordance with customer agreements.

      Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers as cash equivalents all highly liquid investments purchased with a remaining maturity of three months.

      Marketable Investment Securities - Marketable investment securities at June 30, 1997 and 1996 consist of state bonds which the Company considers as trading securities. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during 1995. Under SFAS No. 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value.

      Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

      Property and Equipment - Property and equipment are carried at cost. Depreciation, including amortization of leasehold improvements and capital lease assets, is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred and significant renewals and betterments are capitalized.

      Computer Software - The cost of developing computer software to be included in the Company's products is expensed until the technological feasibility of the software is established. Subsequent costs are capitalized. Capitalized computer software costs are amortized over the greater of the ratio of current product revenue to estimated future revenues or the straight-line method using estimated lives of two to five years. Accumulated amortization was approximately $451,000 and $390,000 at June 30, 1997 and 1996, respectively.

      Other Intangibles - The cost of product documentation, organization, patents and trademark applications and license agreements is amortized over the estimated useful lives of the assets, which range from three to seventeen years, using the straight-line method. Accumulated amortization was approximately $525,000 and $447,000 at June 30, 1997 and 1996, respectively.

      Income Taxes - The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

      Income Per Common Share - Income per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented. Common stock equivalents consist of stock options. Income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding based on the higher of the ending or average market price of the Company's common stock (under the treasury stock method).

      Product Warranties - Estimated costs related to product warranties are recorded at the time of the sale of the product.

      Fair Value of Financial Instruments - The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments.

      Stock-Based Compensation - During 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and nonemployee directors. The Company continues to account for stock-based compensation in accordance with APB Opinion No. 25, using the intrinsic value method. The difference between accounting for stock-based compensation under APB Opinion No. 25 and SFAS No. 123 is disclosed in
      Note 11.

      Impairment of Long-Lived Assets - During 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This statement had no effect on the financial position and results of operations of the Company.

      New Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly-held common stock or potential common stock. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. The Company will adopt both SFAS No. 128 and SFAS No. 129 in the second quarter of fiscal 1998. The implementation of these standards is not expected to have a material effect on its financial position or results of operations.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards will be adopted by the Company during the first quarter of fiscal 1999 and are not expected to have a material effect on its financial position, results of operations or financial statement disclosures.

      Reclassifications - Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

3.    INVENTORIES

      Inventories consist of:

                                                           1997           1996

          Finished products                           $   78,263     $   39,299
          Work in process                                145,391         97,310
          Raw materials and purchased components       1,178,664      1,375,428
                                                      ----------     ----------
                                                      $1,402,318     $1,512,037
                                                      ==========     ==========


4.    MARKETABLE INVESTMENT SECURITIES

      Marketable investment securities consist of state bonds due October 1, 1998 which are classified as trading securities. Their amortized cost of $92,999 and $54,671 approximates fair value at June 30, 1997 and 1996, respectively; therefore, there are no unrealized gains or losses included in income.


5.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                                                          Estimated
                                                                                            Useful
                                                                 1997           1996         Lives
       Machinery, equipment and tooling                     $3,256,336     $2,766,871     3-10 years
       Furniture and fixtures                                  547,383        474,807     5- 7 years
       Leasehold improvements                                  365,536        327,334     5-10 years
                                                            ----------     ----------
                                                             4,169,255      3,569,012
       Less accumulated depreciation and amortization        2,934,767      2,573,562
                                                            ----------     ----------
       Property and equipment, net                          $1,234,488     $  995,450
                                                            ==========     ==========

      Included in depreciation and amortization expense is amortization of computer software cost of approximately $61,000, $73,000 and $74,000 and amortization of other intangibles of approximately $79,000, $84,000 and $86,000 in 1997, 1996 and 1995, respectively.

6.    OTHER ACCRUED LIABILITIES

      Other accrued liabilities consist of:

                                           1997           1996

          Accured warranty              $149,306       $119,954
          Accrued medical                 50,000        135,256
          Other                          151,969        161,820
                                        --------       --------
          Total                         $351,275       $417,030
                                        ========       ========


7.    SHORT-TERM AND LONG-TERM DEBT

      The Company has a secured line-of-credit agreement in the amount of $1,000,000, all of which is available at June 30, 1997. The line of credit is secured by the Company's accounts receivable, inventories, and property and equipment, and expires October 31, 1997. The interest rate varies from time to time with changes in the prime interest rate.

      The Company paid $39,603 for interest on notes payable, long-term debt, and capital lease obligations for the year ended June 30, 1995.

8.    INCOME TAXES

      Income tax expense (benefit) consists of the following at June 30:

                            1997           1996           1995

       Federal:
        Current          $340,964       $320,237       $353,887
        Deferred          (50,584)        40,406        (71,153)
                         --------       --------       --------

                          290,380        360,643        282,734
                         --------       --------       --------

       State:
        Current            87,598         84,850         93,663
        Deferred          (12,594)        11,753        (30,960)
                         --------       --------       --------

                           75,004         96,603         62,703
                         --------       --------       --------
                         $365,384       $457,246       $345,437
                         ========       ========       ========

      Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 34% to pretax income. The computed amount, and the items which make total income tax expense (benefit) vary from it, are as follows at June 30:

                                                                     1997      1996      1995

          Federal statutory rate                                      34%       34%       34%
          State income taxes, net of federal income tax effect         6         5         5
          Change in valuation allowance for deferred tax assets        -         -       (11)
          Other - net                                                  -         -         1
                                                                      ---       ---       ---
          Income tax expense                                          40%       39%       29%
                                                                      ===       ===       ===



      The Company paid approximately $182,000, $423,000 and $181,000 for income taxes during 1997, 1996 and 1995, respectively.

      Deferred tax assets and liabilities as of June 30, 1997 and 1996 are attributable to the following:

                                                                         1997           1996

       Deferred tax assets:
         Accounts receivable, principally due to allowance
          for doubtful accounts                                       $ 69,937       $ 37,510
         Inventories, principally due to reserves for obsolescence      67,066         26,446
         Vacation accrual                                               13,079         11,273
         Warranty accrual                                               59,633         44,444
                                                                      --------       --------
       Total gross deferred tax assets                                 209,715        119,673
                                                                      --------       --------

       Deferred tax liabilities:
         Prepaid expenses and other assets                              17,905         16,871
         Property, plant and equipment, computer software and other intangible assets principally due to differences in
          depreciation and amortization methods                         32,302          6,472
                                                                      --------       --------
       Total gross deferred tax liabilities                             50,207         23,343
                                                                      --------       --------
       Net deferred tax assets                                        $159,508       $ 96,330
                                                                      ========       ========


      In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

9.    COMMITMENTS

      The Company leases its facilities under lease agreements expiring in 2000 which are classified as operating leases. The lease for the main building is noncancelable by the Company except through the exercise of an option to purchase the property for the remaining principal and interest balance on the Vermont Industrial Revenue Bond held by the lessor. The lease for the Bridge Street plant is noncancelable. The Company also leases office equipment under short-term, cancelable operating leases.

      Future minimum rental payments under the noncancelable operating leases for each of the years subsequent to June 30, 1997 are as follows:

          1998                $121,680
          1999                 121,680
          2000                  94,680
          2001                  33,840
          2002                     -
                              --------
                              $371,880
                              ========


      Rental  expense  under  cancelable  and  noncancelable   operating  leases
      amounted to approximately $107,000, $104,000 and $107,000 during 1997, 1996 and 1995, respectively.

10.   EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) savings plan under which eligible employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the Internal Revenue Code. The plan covers all employees meeting certain eligibility requirements. The Company contributed approximately $45,000, $52,000 and $14,000 to the plan during 1997, 1996 and 1995, respectively.

11.   STOCKHOLDERS' EQUITY

      Stock Option Plans - The Company has three plans: the 1983 Incentive Stock Option Plan, the 1985 Incentive Stock Option Plan, and the 1993 Stock Option Plan. These plans provide for granting of options on common stock to officers and key employees. The options granted are exercisable in four annual installments beginning one year after the date of the grant and expire five to ten years after the date of the grant, depending on stock ownership on the grant date.

      The Company granted an option on 25,000 shares of its common stock to a Director on November 15, 1990. The option was exercisable on November 19, 1990 and annually thereafter in 5,000 share increments through January 31, 1995 at $3.00 per share, which was the approximate market value of the shares when the Director agreed to join the Board of Directors. During 1995, all of these options were exercised.

      The Company granted an option on 25,000 shares of its common stock to a Director on November 1, 1993. The option is exercisable on November 18, 1993 and annually thereafter in 5,000 share increments through January 31, 1998 at $2.75 per share, which was the market value of the shares when the Director agreed to join the Board. As of June 30, 1997, none of these options have been exercised.

      Stock Option Plans (Continued) - The following is a summary of the option activity for the Company:

                                                               Weighted
                                                                Average
                                                             Exercise Price
                                              Shares           Per Share

          Balance, July 1, 1994              302,499             $2.53

          Granted                             43,500              8.11
          Exercised                          (51,599)             2.03
          Canceled                           (25,000)             3.03
                                             -------
          Balance, June 30, 1995             269,400              3.48

          Granted                             23,000              7.60
          Exercised                          (99,950)             2.52
          Canceled                           (31,750)             5.48
                                             -------
          Balance, June 30, 1996             160,700              4.27

          Granted                              3,000              6.75
          Exercised                           (8,000)             2.61
          Canceled                            (4,000)             7.60
                                             -------
          Balance, June 30, 1997             151,700             $4.32
                                             =======

      The following table sets forth information regarding options outstanding at June 30, 1997:

                                                                 Options Exercisable
                      Options                                           and/or
                    Outstanding                                  Shares Transferable
     ---------------------------------------------------       ----------------------
                                   Weighted
                                   Average      Weighted                     Weighted
     Range of                     Remianing      Average                     Average
     Exercise       Number       Contractual    Exercise                     Exercise
       Prices     Outstanding    Life (Years)    Prices          Number       Prices

         $1.38       5,700           2.38        $1.38            5,700        $1.38
     2.50 - 3.31    96,000           5.63         2.44           74,475         2.72
          3.75       3,500           7.00         3.75            2,375         3.75
     6.75 - 8.50    46,500           8.47         8.03           15,750         8.32
                   -------                                      -------

                   151,700           6.41         4.05           98,300         3.57
                   =======                                       =======

      Stock Option Plans (Continued) - As described in Note 2, the Company uses the intrinsic value method (in accordance with APB No. 25) to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the Company's net income and net income per share for the years ended June 30, 1997 and 1996 would have been $539,782 or $.33 per share and $711,740 or $.45 per share, respectively.

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in 1997 and 1996: an expected life of 6 years, expected volatility of 45.8%, a dividend yield of 0% and a risk-free interest rate of 6.20%. The weighted-average fair value of options granted in 1997 and 1996 was $4.50 and $3.95, respectively.

      The option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of ten years. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

      Stock Warrants - On August 12, 1985, the Company sold warrants to purchase 123,750 shares of common stock for a total of $750 to three of its directors. These warrants were originally exercisable at $4.00 per share and expired July 14, 1990. On September 28, 1988, the Directors approved modification of the terms of the warrants to be exercisable at $1.375 per share. During 1989, 22,500 shares of common stock were purchased under these warrants for $30,938. During 1990, the Directors extended the expiration date to July 14, 1991. During 1991, the Directors extended the expiration date to July 14, 1995. During 1995, 61,875 shares were purchased under these warrants at $1.375 per share.

12.   CONCENTRATION OF SALES

      During 1997, no single customer accounted for 10% or more of total sales. During 1996 and 1995, there were sales to one customer which accounted for 10% or more of total sales.

      Export  sales   aggregated   approximately   $1,979,000,   $1,435,000  and
      $1,704,000 in 1997, 1996 and 1995, respectively.

13.   SUBSEQUENT EVENT

      On August 11, 1997, the Company acquired certain assets of Markem Corporation's Customark Division for approximately $1,900,000 in cash. The assets acquired consist primarily of inventory, property and equipment and the registered U.S. service mark "Customark." The Company also assumed the facility lease obligation of Customark and intends to continue its operations as a separate division.

                                                    * * * * * *



                                                                                                        Schedule II

                                   IMTEC, Inc.
                        Valuation and Qualifying Accounts
                    Years ended June 30, 1997, 1996, and 1995



                                            Balance at        Charged to                Additions
                                            beginning         cost and        Charged to       Additions         Balance
         Description                        of year           expenses       other accounts   (deductions)      end of year

Allowance for doubtful accounts:
         Year ended 6/30/97                 $  93,915         98,400                    -        (17,211)          175,104
         Year ended 6/30/96                 $ 101,042          6,000                    -        (13,127)           93,915
         Year ended 6/30/95                 $  59,320         16,305                    -         25,417           101,042

Reserve for obsolete inventory:
         Year ended 6/30/97                 $  67,086         168,480                    -       (67,648)          167,918
         Year ended 6/30/96                 $ 109,134          85,358                    -      (127,406)           67,086
         Year ended 6/30/95                 $ 193,029         248,000                    -      (331,895)          109,134

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   1. Financial Statements:

         Included in Part II, Item 8, of this report:

                  (a) Report of Independent Auditors

                  (b) Balance Sheets, June 30, 1997 and 1996.

                  (c) Statements of Operations for the years ended June 30,
                        1997, 1996 and 1995.

                  (d) Statements of  Stockholders'  Equity for the years ended
                        June 30, 1997, 1996 and 1995.

                  (e)  Statements  of Cash  Flows for the years  ended  June 30,
                         1997, 1996 and 1995.

                  (f) Notes to Financial Statements.

         2. Financial Statement Schedule.

                      Schedule II - Valuation and Qualifying Accounts and Reserves, years ended June 30, 1997, 1996 and 1995.

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

                  (d)  The   financial   statement   schedule   required   by
                         Regulation S-K, which is excluded from the Annual Report to Shareholders is set forth in (2) above.

   (b)   Reports on Form 8-K

         None
------------------------------
(1) Denotes document filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 2-86978) and incorporated herein by reference.

                                        SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              IMTEC, INC.


                                         By:   /s/ Richard L. Kalich
                                             -----------------------------
                                              Richard L. Kalich, President


                                         By:  /s/ George S. Norfleet III
                                             ------------------------------
                                  George S. Norfleet III, Secretary - Treasurer


Dated:  September 17, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person in the capacities and on the dates indicated:

           Signatures                Title                      Date


/s/ Ralph E. Crump             Chairman, Director         September 17, 1997
------------------
Ralph E. Crump


/s/ Robert W. Ham                       Director          September 17, 1997
-----------------
Robert W. Ham


/s/ David C. Sturdevant                 Director          September 17, 1997
-----------------------
David C. Sturdevant


EXHIBIT 11.1
STATEMENT RE: COMPUTATION OF PER SHARE EARNONGS

                                                                       Years Ended June 30,
                                                                     1997           1996           1995
PRIMARY

Average Shares Outstanding                                      1,548,095          1,509,433         1,386,428

Net effect of dilutive stock options-
     Based on the treasury stock method
     Using average market price                                    69,644             64,596            75,047

Net effect of common stock warrants                                     -                  -            21,417
                                                                ---------          ---------         ---------
                                          TOTAL                 1,617,739          1,574,129         1,482,892
                                                                =========          =========         =========
Net income                                                       $556,074           $719,323          $851,095
                                                                =========          =========         =========
Net income per share                                                $0.34              $0.46             $0.57
                                                                =========          =========         =========

FULLY DILUTED

Average Shares Outstanding                                      1,548,095          1,509,433         1,386,428

Net effect of dilutive stock options-
     Based on the treasury stock method
     Using average market price                                    76,708             64,596            96,969

Net effect of common stock warrants                                     -                  -            26,211
                                                                ---------          ---------         ---------
                                          TOTAL                 1,624,803          1,574,129         1,509,608
                                                                =========          =========         =========
Net income                                                       $556,074           $719,323          $851,095
                                                                =========          =========         =========
Net income per share                                                $0.34              $0.46             $0.56
                                                                =========          =========         =========

EXHIBIT 23.1

The Board of Directors
IMTEC, Inc.

We consent the incorporation by reference in Registration Statement Nos. 33-62361 and 33-00666 of IMTEC, Inc. on Form S-8 of our report dated August 5, 1997 (August 11, 1997 as to Note 13), appearing in this Annual Report on Form 10-K of IMTEC, Inc. for the year ended June 30, 1997.


/s/ Deloitte & Touche LLP



Worcester, Massachusetts
September 17, 1997





EXHIBIT 23.2

The Board of Directors
IMTEC, Inc.

We consent the incorporation by reference in Registration Statement Nos. 33-62361 and 33-00666 of IMTEC, Inc. on Form S-8 of our report dated August 2, 1996, relating to the balance sheet of IMTEC, Inc. as of June 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1996, and the schedule of valuation and qualifying accounts for the years ended June 30, 1996 and 1995, which report appears in the June 30, 1997 annual report on Form 10-K of IMTEC, Inc.


                                                      /s/ KPMG Peat Marwick LLP




Albany, New York
September 17, 1997