Form 10-Q
period 1997-09-30
IMTEC INC
filed 1997-11-14
CIK 730045

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C. 20549

                                                     FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934.

For the quarterly period ended September 30, 1997.

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





APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of October 29, 1997:   1,553,088

                                   IMTEC, INC.

                                      INDEX

                                                                      Page #
Part I            Financial Information


                  Condensed Balance Sheets -
                       September 30, 1997 and June 30, 1997             3 - 4

                  Condensed Statements of Operations -
                    Three Months Ended
                           September 30, 1997 and 1996                    5

                  Condensed Statements of Cash Flows
                    Three Months Ended
                           September 30, 1997 and 1996                    6

                  Notes to Condensed Financial Statements               7 - 8

                  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       9 - 11

Part II  Other Information

         Item 2   Changes in Securities                                   12

         Item 4   Submission of Matters to a Vote of
                  Security Holders                                        12

         Item 6   Exhibits and Reports on Form 8-K                        12

         Signatures                                                       13



                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                              September 30,             June 30,
                                                                 1997                    1997  .
ASSETS

Current Assets:
     Cash and cash equivalents                               $  262,199               $ 1,352,562
     Marketable investment securities                            92,590                    92,999
     Accounts receivable:
         less allowance for doubtful accounts:
              September 30, 1997 - $177,204
                  June 30, 1997 - $175,000                    1,886,803                 1,499,283

     Inventories                                              1,814,801                 1,402,318
     Prepaid expenses and deferred charges                       90,654                    45,423
     Deferred income taxes                                      159,508                   159,508
                                                            -----------                ----------

                  Total Current Assets                        4,306,555                 4,552,093
                                                           ------------              ------------

Property and equipment - net                                  1,425,787                 1,234,488

Deposits          51,515                                         48,991
Computer software - net                                          86,055                    94,759
Goodwill - net                                                1,648,216
Other intangibles - net                                         241,738                   222,032
                                                            -----------               -----------

                                                           $  7,759,866               $ 6,152,363
                                                              =========                 =========

                         The  accompanying  notes are an integral  part of these
condensed financial statements.



                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                      CONDENSED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)

                                                              September 30,             June 30,
                                                                 1997                    1997  .
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
     Notes payable - bank                                   $    99,922         $               0
     Current installments of long term debt                     185,051                         0
     Accounts payable                                           675,388                   324,651
     Income tax payable                                         155,224                   223,935
     Accrued liabilities
         Salaries and wages                                     118,561                   191,502
         Commissions                                            166,907                    95,229
         Other                                                  293,507                   351,275
                                                            -----------               -----------

                  Total Current Liabilities                   1,694,560                 1,186,592

Long term debt less current installments                        898,154                         -
                  Total liabilities                           2,592,714                 1,186,592
                                                            -----------                ----------

Stockholder's equity:
     Common stock - $.01 par value;
         authorized 5,000,000 shares, issued and outstanding:
         1,553,088 shares September 30, 1997
         1,553,088 shares June 30, 1997                          15,531                    15,531
     Additional paid-in capital                               2,489,674                 2,489,674
     Retained Earnings                                        2,661,947                 2,460,566
                                                            -----------               -----------

                  Total Stockholder's Equity                  5,167,152                 4,965,771
                                                            -----------               -----------

                                                           $  7,759,866              $  6,152,363
                                                               ========                  ========

                         The  accompanying  notes are an integral  part of these
condensed financial statements.


                                   IMTEC, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended
                                                   September 30,
                                               1997           1996
                                               ----           ----
Net Sales                                 $2,619,525     $2,100,143
Cost of Sales                              1,378,508      1,038,799
                                         -----------    -----------

              Gross Profit                 1,241,017      1,061,344

Selling, general and
     administrative expenses                 776,655        667,334
Research and development
     expenses                                133,789        142,674
                                           ---------      ---------

              Operating Income               330,573        251,336

Other Income (Expenses):
     Miscellaneous income
         and other expenses                   10,724         12,264
     Interest Expense                         (7,825)
                                           ---------      ---------
         Income (Loss) Before
              Income Taxes                   333,472        263,600
                                           ---------      ---------

Income Tax Expense                           132,088        104,954

     Net Income                          $   201,384    $   158,646
                                             =======        =======

Weighted average number of
     common shares and common
     shares equivalents outstanding        1,628,326     1,600,112

Earnings per common share and
     common share equivalents          $         .12  $        .10
                                             =======        =======

                         The  accompanying  notes are an integral  part of these
condensed financial statements.

                                   IMTEC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              Three Months Ended
                                                                    September 30,
                                                                  1997          1996
                                                                  ----          ----
Cash flows from operating activities:
     Net income                                                $201,384       $158,646
     Adjustment to reconcile net income to
     net cash provided by operating activities:
         Depreciation & amortization of property,
         plant, equipment and other assets                      164,714        155,423

Increase (decrease) in cash from:
     Accounts receivable                                       (390,044)       116,091
     Income tax refundable                                                      87,086
     Inventory                                                 (412,483)       (59,120)
     Marketable securities                                          409
     Prepaid expenses and other assets                          (45,231)       127,924
     Accounts payable                                           350,734       (217,246)
     Income tax payable                                         (68,711)        17,542
     Accrued liabilities                                        (59,031)       (39,538)
                                                              ----------     ----------
     Net cash provided by operating activities                 (258,668)       425,884

Cash flows from investment activities:
     Expenditures for property & equipment,
         computer software and other
         intangible assets                                   (2,015,231)      (449,984)
                                                             -----------    -----------

Cash flows from financing activities:
     Proceeds from issuance of notes                             99,922
     Principal notes payable to bank                          1,200,000
     Principal payments on long term debt                      (116,795)
     Proceeds from issuance of stock                           ________        _______
     Net cash provided by financing
         activities                                           1,183,127              0
                                                              ---------      ---------
Net increase (decrease) in cash                              (1,090,772)       (24,100)
Cash at the beginning of period                               1,352,562        806,633
                                                              ---------      ---------
Cash at the end of period                                     $ 262,199      $ 782,533
                                                              =========      =========
Supplemental Information Disclosures:
         Interest paid                                        $   7,825
         Income tax paid                                      $ 200,800

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

         The results of operations for the three-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


2 -      Inventories

         Inventories consist of:
                                                     September 30,          June 30,
                                                          1997                 1997

Finished Products                                    $    13,780          $   78,263
Work in Process                                          162,624             145,391
Purchased Components                                   1,638,397           1,178,664
                                                     -----------         -----------
                                                       1,814,801           1,402,318
                                                      ==========          ==========

         Inventory cost consisted of the cost of purchased components and supplies, manufacturing labor and manufacturing overhead.


3 -      Liability for Estimated Product Warranty

         On September 30, 1997 and June 30, 1997, the Company had provided $188,317 and $149,306 respectively, against future product warranties based on its experience with customer claims. Warranty expenses charged to income amounted to approximately $22,615 for the three month period ended September 30, 1997 and $18,405 for the three-month period ended September 30, 1996.

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

         The average number of common share and common share equivalents entering into the calculation of primary and fully diluted earnings per share are as follows:

                                                      Three months ended September 30,
                                                          1997                  1996

Common shares                                          1,553,088           1,545,088
Options                                                   71,685              53,857
Warrants                                                     --                  --
                                                       ---------           ---------
         Total for primary calculation                 1,624,773           1,598,945
Options                                                    3,553               1,167
Warrants                                                     --                  --
                                                       ---------           ---------
         Total for fully-diluted calculation           1,628,326           1,600,112
                                                       =========           =========

5 -       Pro forma Information

         On August 12, 1997, IMTEC acquired the Customark division of Markem Corp. The following pro forma reflects operations had Customark been a part of IMTEC since 7/1/96.

         Period Ended                         September 30, 1997             September 30, 1996
                         -----------------------------------------------------------------------
Revenues                                              $2,814,129                     $2,596,934
Net Income                                               212,455                        201,754
Earnings per share                                         $0.13                          $0.13

         The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition actually been made at the beginning of fiscal 1996

                                   IMTEC, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS

                      Three Months Ended September 30, 1997
              as compared to Three Months Ended September 30, 1996

         Revenues for the three months ended September 30, 1997 increased approximately 24.7% from the corresponding period in 1996.

         Revenues from Bar Code labels and printing supplies were $1,860,862 for the quarter ended September 30, 1997 compared to $1,502,539 for the same period last year. Bar Code labels and printing supplies represented 71.0% of total revenue for the three months ended September 30, 1997 compared to 71.5% for the same period last year

         Revenues from the sales of Industrial Bar Code Equipment were $758,663 for the three months ended September 30, 1997 compared to $597,604 for the same period in 1996. Industrial Bar Code Equipment sales represented 29.0% of total revenue for the three months ended September 30, 1997 compared to 28.5% for the same period last year. The increase in bar code equipment sales in the three months ended September 30, 1997, when contrasted with the same period in 1996, is primarily attributable to the introduction of eight new equipment products during the prior twelve months. Management believes that the upward trend in Industrial Bar Code Equipment sales will continue due to expanded partnering and distribution relationships, new product offerings and expanded use of technology.

         Total backlog, for all products, as of September 30, 1997 was approximately $1,547,000 of which all is scheduled to ship by June 30, 1998. Total backlog as of September 30, 1996 was $1,927,000.

         Cost of sales for the three months ended September 30, 1997 were 52.6%, up from 49.5% for the same period in 1996. This increase is directly related to the product mix.

         Selling, general and administrative expenses were $776,655 for the quarter ended September 30, 1997 as compared to $667,334 for the quarter ended September 30, 1996. This represents a 16.4% increase in these expenses. While this is an increase in dollars, this is a decrease in percentage of revenues, from 31.6% at September 30, 1996 to 29.6% at September 30, 1997. The increase in the dollars is the result of the addition of five new associates, two in Marketing and three in sales. This is consistent with management's focus on increasing sales.

         Research and development expenses for the quarter ended September 30, 1997 were $133,789 (5.1% of sales) compared to $142,674 (6.8% of sales) for the same period last year.

         The Company's effective tax rate was approximately 40% for all periods presented, and is based on the Company's estimated effective tax rate for the full year.

         Net income for the quarter ended September 30, 1997 was $201,384 compared to $158,646 for the quarter ended September 30, 1996. The major reason for this increase is the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES:

         As of September 30, 1997, the Company's principal available sources of liquidity were, respectively, from operations, a $1,000,000 bank line of credit (of which $900,078 was available at September 30, 1997) and a five year term bank loan for $1,200,000, with a remaining balance of $1,083,205 at September 30, 1997. The purpose of the term loan was the acquisition of Customark, discussed in the Company's 8-K filing on August 26, 1997.

         Accounts receivable increased from $1,499,283 at June 30, 1997 to $1,886,803 at September 30, 1997, a direct result of the increase in sales revenues.

         Inventories increased from $1,402,318 at June 30, 1997 to $1,814,801 at September 30, 1997. This increase is the result of the increase in the sales activity.

         The Company's capital commitments for fiscal 1998 are expected to be at the same level as fiscal 1997.

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

                           PART II - OTHER INFORMATION
Item 1 -      Legal Proceedings
              None
Item 2 -      Changes in Securities
              Not applicable
Item 3 -      Defaults upon Senior Securities
              None
Item 4 -      Submission if Matters to a Vote of Security Holders
              A.    October 27, 1997 - Annual Meeting of Stockholders

              B.     Election of Directors - all nominees elected

              C. Proposal to adopt the Company's 1997 Stock Option Plan Results of vote; for, 916,198; against, 6,805;
                     abstained,  2,622;   unvoted, 525,914.

Item 5 -      Other Information
              None
Item 6 -      Exhibits and Reports on Form 8-K
              Exhibit 27 - Financial Data Schedule
              8-K, filed August 26, 1997;  Items 2 and 7;  Financial  Statements
              included  in  Item  7:    Financial    Statements,   Pro   Forma
              Financial Statements and Exhibits:

         (a)       Financial Statements

                  Attached audited Statements of Income for years ended December 31, 1996 and 1995 and for the six-month period ended June 30, 1997

         (b)      Pro Forma Financial Information

                  (i) Unaudited pro forma condensed balance sheet of Registrant as of June 30, 1997, giving effect to the acquisition of Customark.

                  (ii) Unaudited pro forma consolidated statement of income for the year ended June 30, 1997, giving effect to the acquisition of Customark.

         (c)       Exhibits

                  Inapplicable

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