Form 10-Q
period 1997-12-31
IMTEC INC
filed 1998-02-17
CIK 730045

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                            Washington, DC 20549

                                                  FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934.

For the quarterly period ended December 31, 1997.

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO





APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of January 30, 1998,   1,577,713

                                   IMTEC, INC.

                                      INDEX

                                                                      Page #
Part I            Financial Information

                  Condensed Balance Sheets -
                       December 31, 1997 and June 30, 1997             3 - 4

                  Condensed Statements of Income -
                       Three Months and Six Months Ended
                           December 31, 1997 and 1996                     5

                  Condensed Statements of Cash Flows
                       Three Months and Six Months Ended
                           December 31, 1997 and 1996                     6

                  Notes to Condensed Financial Statements               7 - 8

                  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      9

Part II  Other Information

         Item 4   Submission of Matters to a Vote of
                  Security Holders                                       11

         Item 6   Exhibits and Reports on Form 8-K                       11

         Signatures                                                      12



                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                            CONDENSED BALANCE SHEETS
                                            (Unaudited)
                                                              December 31,              June 30
                                                                 1997                    1997
ASSETS

Current Assets:
     Cash                                                    $  191,987              $  1,352,562
     Marketable Securities                                       52,187                    92,999
     Accounts and notes receivable: Trade,
          less allowance for doubtful accounts:
              December 31, 1997 - $196,000
                  June 30, 1997 - $175,000                    1,782,377                 1,499,283

     Inventories                                              2,079,721                 1,402,318
     Prepaid expenses and deferred charges                       81,614                    45,423
     Deferred income tax                                        159,508                   159,508
                                                             ----------                ----------

                  Total Current Assets                        4,347,394                 4,552,093
                                                                                     ------------

Plant and equipment - net                                     1,491,836                 1,234,488

Other Assets:
     Deposits                                                    46,791                    48,991
     Computer software - net                                     85,083                    94,759
     Goodwill - net                                           1,637,130
     Other intangibles - net                                    238,143                   222,032
                                                             ----------                ----------

                                                           $  7,846,377              $  6,152,363
                                                              =========                 =========


                         The  accompanying  notes are an integral  part of these
condensed financial statements.



                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                      CONDENSED BALANCE SHEETS (CONTINUED)
                                            (Unaudited)
                                                              December 31,              June 30,
                                                                 1997                    1997  .
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
     Notes payable - bank                                 $     143,524             $           0
     Current installments of long term debt                     185,051                         0
     Accounts payable                                           451,104                   324,651
     Income tax payable                                         297,307                   223,935
     Accrued liabilities
         Salaries and wages                                      76,395                   191,502
         Commissions                                            179,306                    95,229
         Other                                                  283,107                   351,275
                                                           ------------              ------------

                  Total Current Liabilities                   1,615,794                 1,186,592

Long term debt less current installments                        846,889                         -
                                                            -----------               -----------
                  Total Liabilities                           2,462,683                 1,186,592

Stockholders' equity:
     Common stock - $.01 par value;
         authorized 5,000,000 shares, issued and outstanding:
         1,553,088 shares December 31, 1997
         1,553,088 shares June 30, 1997                          15,531                    15,531
     Additional paid-in capital                               2,489,674                 2,489,674
Retained Earnings   2,878,489                                 2,460,566
                  -----------                               -----------

                  Total Stockholders' Equity                  5,383,694                 4,965,771
                                                            -----------               -----------

                                                           $  7,846,377              $  6,152,363
                                                               ========                  ========



                         The  accompanying  notes are an integral  part of these
condensed financial statements.


                                   IMTEC, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Six Months Ended                   Three Months Ended
                                                   December 31,                       December 31,
                                               1997           1996                 1997          1996
                                               ----           ----                 ----          ----

Net Sales                                 $5,403,964     $4,197,209           $2,784,440      $2,097,066
Cost of Sales                              2,820,221      2,217,389            1,441,709       1,178,594
                                         -----------    -----------          -----------     -----------

              Gross Profit                 2,583,743      1,979,820            1,342,731         918,472

Selling, general and
     administrative expenses               1,587,204      1,253,169              810,554         585,840
Research and development
     expenses         290,015                300,946        156,229              158,274
                  -----------            -----------    -----------          -----------

              Operating Profit               706,524        425,705              375,948         174,358

Other Income:
     Miscellaneous income
         and other expenses                   20,463         23,141                9,740          10,877
     Interest Expense                       (34,890)              0             (27,065)               0
                                         -----------  -------------          -----------    ------------

         Income Before
              Income Taxes                   692,097        448,846              358,623         185,235
                                           ---------      ---------            ---------        --------

Income Tax Expense                           274,171        177,118              142,083          72,164
                                           ---------      ---------           ----------        --------

     Net Income                           $  417,926     $  271,728           $  216,540      $  113,071
                                             =======        =======              =======         =======

Earnings per share - Basic                $      .27     $      .17           $      .14     $       .08
                                              ======         ======               ======          ======

Earnings per share - Diluted              $      .25     $      .17           $      .13     $       .07
                                              ======         ======               ======          ======

                         The  accompanying  notes are an integral  part of these
condensed financial statements.

                                   IMTEC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Six Months Ended                   Three Months Ended
                                                   December 31,                       December 31,
                                               1997           1996                  1997         1996
                                               ----           ----                  ----         ----
Cash flows from operating activities:
     Net Income                                $417,926        $271,728         $216,540        $113,071
     Adjust, to reconcile net income to,
     net cash provided by operating activities:
         Depreciation & amortization            300,137         310,843          135,423         155,420
Increase (decrease) in cash from:
     Accounts receivable                       (280,894)         80,505          109,150         (35,586)
     Income tax refundable                                       87,086
     Inventory                                 (677,403)        (91,312)        (264,920)        (32,192)
     Marketable securities                       40,812                           40,403
     Prepaid expenses and other assets          (36,191)        151,210            9,040          23,286
     Accounts payable                           126,453        (277,993)        (224,281)        (60,747)
     Income tax payable                          73,372         141,103          142,083         123,561
     Accrued liabilities                        (99,201)         12,310          (40,170)        (27,217)
                                               ---------       --------        ----------      ----------
     Net cash provided by (used in )
         operating activities                  (134,989)        685,480          123,268         259,596
Cash flows from investment activities -
     Expenditures for property & equipment,
         computer software and other
         intangible assets                   (2,201,050)       (571,149)        (185,819)       (121,165)
                                             -----------      ----------       ----------      ----------
Cash flows from financing activities:
     Net borrowing under line of credit         143,524                            43,602
     Proceeds from new long term debt         1,200,000
     Principal payments on long term debt      (168,060)                         (51,265)
     Proceeds from issuance of stock                  0               0                0               0
                                             ----------     -----------        ---------    ------------
     Net cash provided by (used in) finance
         activities                           1,175,464               0           (7,663)              0
Net increase (decrease) in cash              (1,160,575)        114,331          (70,214)         138,431
Cash at the beginning of period               1,352,562         806,633          262,199         782,533
                                              ---------        --------         --------        --------
Cash at the end of period                     $ 191,987       $ 920,964        $ 191,987       $ 920,964
                                                =======         =======          =======         =======
Supplemental Information Disclosures:
         Interest paid                         $ 34.890                         $ 27,065
         Income tax paid                       $200,800       $  32,512                        $  32,512
                                               --------       ---------                        ---------

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

         The results of operations for the six-month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.


2 -      Inventories

         Inventories consist of:
                                              December 31,          June 30,
                                                  1997                 1997

Finished Products                             $    6,456          $   78,263
Work in Process                                  273,252             145,391
Purchased Components                           1,800,013           1,178,664
                                             -----------         -----------
                                             $ 2,079,721         $ 1,402,318
                                             ===========         ===========

         Inventory cost consisted of the cost of purchased components and supplies, manufacturing labor and manufacturing overhead.


3 -      Liability for Estimated Product Warranty

         On December 31, 1997 and June 30, 1997, the Company had provided $114,000 and $149,000 respectively, against future product warranties based on its experience with customer claims. Warranty expenses charged to income amounted to approximately $36,000 for the six month period ended December 31, 1997 and $46,000 for the six-month period ended December 31, 1996.

4 -      Earnings per Share

         Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year.

         The diluted computation is performed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year, if dilutive. Common stock equivalents (stock options and warrants) are assumed to be exercised when they are issued and the proceeds used to repurchase outstanding shares of the Company's common stock at the average price during the period.

         The average number of common share and common share equivalents entering into the calculation of basic and diluted earnings per share are as follows:

                                               Six months ended December 31,
                                                    1997                1996

Weighted average shares - Basic                1,553,088           1,545,088
Options                                           84,919              55,666
Warrants                                               0                   0
                                               ---------           ---------
Weighted average shares - diluted              1,638,007           1,600,754
                                               =========           =========

                         Three months ended December 31,
                                    1997 1996

Weighted average shares - Basic                1,553,088           1,545,088
Options                                           96,932              57,475
Warrants                                               0                   0
                                               ---------           ---------
Weighted average shares - diluted              1,650,020           1,602,563
                                               =========           =========

5 -      Pro Forma Information

         On August 12, 1997, IMTEC acquired the Customark division of Markem Crop. The following pro froma reflects operations had Customark been a part of IMTEC since 7/1/96.

                                               Six Months Ended                   Three Months Ended
                                                   December 31,                       December 31,
                                               1997           1996               1997            1996
                                               ----           ----               ----            ----
Revenues                                     $5,598,568      $5,218,281       $2,784,440      $2,621,347
Net Income                                      428,997         329,929          216,540         142,955
Earnings per Share                                $0.26           $0.21            $0.13           $0.09

         The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition actually been made at the beginning of fiscal 1996.

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

RESULTS OF OPERATIONS

Three Months and Six Months Ended December 31, 1997
as compared to Three Months and Six Months Ended December 31, 1996

         Revenues for the three months and six months ended December 31, 1997 increased approximately 32.8% and approximately 28.8%, respectively, over the corresponding periods in 1996.

         Revenues from Bar Code labels and printing supplies were $2,164,062 and $4,024,923 for the three month and six month periods ended December 31, 1997 compared to $1,497,482 and $3,000,021, respectively, for the same periods last year. Bar Code labels and printing supplies represented 77.7% and 74.5% of total revenue for the three month and six month periods ended December 31, 1997 compared to 71.4% and 71.5%, respectively, for the same periods last year.

         Revenues from the sales of Industrial Bar Code Equipment were $620,317 and $1,379,041 for the three and six month periods ended December 31, 1997 compared to $599,584 and $1,197,188 for the same periods in 1996. Industrial Bar Code Equipment sales represented 22.3% and 25.5% of total revenue for the three month and six month periods ended December 31, 1997 compared to 28.6% and 28.5% respectively for the same periods last year. Management believes that the trend in Industrial Bar Code Equipment sales will continue to move upward due to expanded partnering and distribution relationships, new product offerings and expanded use of technology.

         Total backlog as of December 31, 1997 was $2,048,580, all of that is shippable by June 30, 1997, compared to approximately $1,482,170 as of December 31, 1996.

         Cost of sales for the three months and six months ended December 31, 1997 were 51.8% and 52.2% respectively, compared to 56.2% and 52.8% for the same periods in 1996. The decrease from the prior year is primarily related to product mix.

         Selling, general and administrative expenses were $810,554 for the quarter ended December 31, 1997 and $1,587,204 for the six months ended December 31, 1997, as compared to $585,840 and $1,253,169 respectively for the corresponding periods ended December 31, 1996.

         Development and engineering expenses for the three months and six months ended December 31, 1997 were $156,229 (5.6% of sales) and $290,015 (5.4%
of sales) compared to were $158,274 (7.5% of sales) and $300,946 (7.2% of sales), respectively, for the same periods last year.

         The Company's effective tax rate was approximately 40% for all periods presented, and is based on the Company's estimated effective tax rate for the full year.

         Net income for the three months and six months ended December 31, 1997 was $216,540 and $417,926, respectively, compared to $113,071 and $271,728, respectively, for the same periods ended December 31, 1996. The major reason for this increase is the increased margins on the increase in revenues


LIQUIDITY AND CAPITAL RESOURCES:

         As of December 31, 1997, the Company's principal available sources of liquidity were, respectively, from operations and a $1,000,000 bank line of credit, of which $856,476 was available as of December 31, 1997, and a five year term loan for $1,200,000, with a remaining balance of $1,031,940 at December 31, 1997. The purpose of the term loan was the acquisition of Customark, discussed in the Company's 8-K filing on August 26, 1997.

         Accounts receivable increased from $1,499,283 at June 30, 1997 to $1,932,442 at December 31, 1997, a direct result of the increase in sales revenues.

         Inventories increased by $677,403, from $1,402,318 at June 30, 1997 to $2,079,721 at December 31, 1997, as a result of increasing levels of business in the sales of labels and printing supplies.

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

                           IMTEC, INC.






                  BY:____/s/ Richard L. Kalich___________
                           Richard L. Kalich
                           President & Chief Executive Officer






                  BY:____/s/ George S. Norfleet III_________
                                    George S. Norfleet III
                                     Secretary / Treasurer