Form 10-Q
period 1998-03-31
IMTEC INC
filed 1998-05-15
CIK 730045

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                            Washington, DC 20549

                                                     FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934.

For the quarterly period ended March 31, 1998.

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





APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of May 11, 1998,   1,585,713

                                   IMTEC, INC.

                                      INDEX

                                                                       Page #
Part I            Financial Information

                  Condensed Balance Sheets -
                       March 31, 1998 and June 30, 1997                3 - 4

                  Condensed Statements of Income -
                       Three Months and Nine Months Ended
                           March 31, 1998 and 1997                        5

                  Condensed Statements of Cash Flows
                       Three Months and Nine Months Ended
                           March 31, 1998 and 1997                        6

                  Notes to Condensed Financial Statements              7 - 8

                  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      9

Part II  Other Information

         Item 4   Submission of Matters to a Vote of
                  Security Holders                                        12

         Item 6   Exhibits and Reports on Form 8-K                        12

         Signatures                                                       13



                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                      CONDENSED BALANCE SHEETS (Unaudited)

                                                              March 31,                 June 30,
                                                                 1998                    1997  .
ASSETS

Current Assets:
     Cash                                                    $  105,878              $  1,352,562
     Marketable Securities                                       52,000                    92,999
     Accounts receivable
         Trade, less allowance for doubtful accounts:
              March 31, 1998 - $200,000
                  June 30, 1997 - $175,000                    1,805,437                 1,499,283

     Inventories                                              2,265,556                 1,402,318
     Prepaid expenses and deferred charges                       95,556                    45,423
     Deferred income tax                                        159,508                   159,508
                                                             ----------               -----------

                  Total Current Assets                        4,483,935                 4,552,093
                                                              ---------                ----------

Plant and equipment - net                                     1,537,869                 1,234,488

Other assets:
     Deposits                                                    54,897                    48,991
     Computer software - net                                     79,776                    94,759
     Goodwill - net                                           1,624,561                         -
     Other intangibles - net                                    229,085                   222,032
                                                             ----------               -----------

                                                            $ 8,010,123               $ 6,152,363
                                                              =========                 =========

                         The  accompanying  notes are an integral  part of these
condensed financial statements.




                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                CONDENSED BALANCE SHEETS (Unaudited) (CONTINUED)

                                                              March 31,                 June 30,
                                                                 1998                    1997  .
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
     Current installments of long term debt                  $  185,051            $            -
     Accounts payable                                           398,005                   324,651
     Income tax payable                                         301,647                   223,935
     Accrued liabilities
         Salaries and wages                                     100,604                   191,502
         Commissions                                            189,306                    92,229
         Other                                                  324,974                   351,275
                                                             ----------                 ---------

                  Total Current Liabilities                   1,499,587                 1,186,592
                                                              ---------                 ---------

Long term debt less current installments                        793,071                         -
                                                             ----------           ---------------

Stockholders' equity:
     Common stock - $.01 par value;
         authorized 5,000,000 shares, issued and outstanding:
         1,585,713 shares March 31, 1998
         1,553,088 shares June 30, 1997                          15,857                    15,531
     Additional paid-in capital                               2,591,629                 2,489,674
     Retained earnings                                        3,109,979                 2,460,566
                                                              ---------                ----------

                  Total Stockholders' Equity                  5,717,465                 4,965,771
                                                              ---------                ----------

                                                            $ 8,010,123               $ 6,152,363
                                                               ========                  ========

                         The  accompanying  notes are an integral  part of these
condensed financial statements.



                                   IMTEC, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Nine Months Ended                  Three Months Ended
                                                   March 31,                          March 31,
                                                1998          1997                 1998          1997
                                                ----          ----                 ----          ----

Net sales                                 $8,588,595    $6,421,867          $ 3,184,630   $ 2,224,656
Cost of sales                              4,528,000     3,480,482            1,707,777     1,263,093
                                         -----------   -----------          -----------   -----------

              Gross Profit                 4,060,595     2,941,385            1,476,853       961,563

Selling, general and
     administrative expenses               2,520,861     1,890,315              929,142       641,636
Research and development
     expenses                                439,561       445,311              149,548       144,361
                                          ----------    ----------           ----------    ----------

              Operating profit             1,100,173       605,759              398,163       175,566

Other Income (Expense)
     Other income 31,936                      25,066         6,953                6,425
     Interest expense                        (56,807)            -              (21,917)            -
                                          -----------  -----------           -----------   ----------

Income before income taxes                 1,075,302       630,825              383,199       181,991

Income tax expense                           425,886       249,870              151,715        72,752
                                          ----------     ---------            ---------      --------

     Net income                           $  649,416    $  380,955           $  231,484    $  109,239
                                             =======       =======              =======       =======

Earnings per share - Basic                $     0.42   $      0.27           $      0.15   $     0.07
                                             =======       =======              =======       =======

Earnings per share - Diluted              $     0.40   $      0.24           $      0.14   $     0.07
                                              ======        ======              =======        ======

                         The  accompanying  notes are an integral  part of these
condensed financial statements.

                                   IMTEC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Nine Months Ended                  Three Months Ended
                                                   March 31,                          March 31,
                                                   1998             1997            1998            1997
                                                   ----             ----            ----            ----
Cash flows from operating activities:
     Net income                              $  649,416       $  380,955      $  231,484        $109,239
     Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation & amortization                402,257          466,266         102,120         155,423
Increase ( decrease) in cash from:
     Accounts receivable                       (312,060)        (315,009)        (31,166)       (395,514)
     Income tax refundable                            -           87,086               -               -
     Marketable securities                       40,999                -             187               -
     Inventory                                 (863,238)         (73,782)       (185,835)         17,530
     Prepaid expenses and other assets          (50,133)         171,651         (13,942)         20,441
     Accounts payable                            73,354         (230,954)        (53,099)         47,039
     Income tax payable                          77,712          194,155           4,340          53,052
     Accrued liabilities                        (23,122)          15,221          76,076           2,899
                                              ----------       ---------       ---------       ---------
     Net cash provided by (used in)
         operating activities                    (4,815)         695,589         130,165          10,109
Cash flows from investment activities:
     Expenditures for property & equipment,
         computer software and other
         intangible assets                   (2,322,269)        (655,550)       (121,213)        (84,401)
                                             -----------       ----------      ----------      ----------

Cash flows from financing activities:
     Net borrowing under line of credit               -                -        (143,524)              -
     Proceeds from long term debt             1,200,000                -               -               -
     Principal payments on long term debt      (221,878)               -         (53,818)              -
     Proceeds from issuance of stock            102,281           20,844         102,278          20,844
                                               --------        ---------        --------       ---------
     Net cash provided by (used in) finance
         activities                           1,080,400           20,844         (95,061)         20,844
                                              ---------        ---------       ----------      ---------

Net increase (decrease) in cash              (1,246,684)          60,883         (86,109)        (53,448)
Cash at the beginning of period               1,352,562          806,633         191,987         920,964
                                              ---------        ---------       ---------       ---------
Cash at the end of period                    $  105,878       $  867,516      $  105,878      $  867,516
                                                =======          =======         =======         =======
Supplemental Information Disclosures:
         Interest paid                         $ 56,807                -        $ 21,917               -
         Income taxes paid                    $ 548,175         $ 52,212       $ 147,375        $ 19,700
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

         The results of operations for the nine month period ended March 31, 1998 may not necessarily be indicative of the results to be expected for the full year.


2 -      Inventories

         Inventories consist of:
                                                    March 31,          June 30,
                                                     1998                 1997

         Finished Products                     $     89,453         $    78,263
         Work in Process                            273,623             145,391
         Purchased Components                     1,902,480           1,178,664
                                                -----------         -----------

                                               $  2,265,556         $ 1,402,318
                                                ===========         ===========



3 -      Liability for Estimated Product Warranty

         On March 31, 1998 and June 30, 1997, the Company had provided approximately $118,000 and $149,000 respectively, against future product warranties based on its experience with customer claims. Warranty expenses amounted to approximately $58,000 for the nine month period ended March 31, 1998 and $62,000 for the nine month period ended March 31, 1997.

4 -      Earnings per Common Share

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Prior to 1997, the Company computed income per common share using the methods outlined in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share," and its interpretations. The Company adopted SFAS No. 128 in 1997 and restated its earnings per share for the first quarter of 1997. Previously reported income per common share for the three months and nine months ended March 31, 1997 did not differ from that computed using SFAS 128.

         Basic earnings per share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Dilutive earnings per share reflect the effects of the Company's outstanding options (using the treasury stock method at the average price during the period) except where such items would be antidilutive.

         A reconcilatrion of weighted average shares used for the basic calculation and that used for the diluted calculation was as follows:

                                                    Nine months ended March 31,
                                                      1998                1997

Weighted average shares - basic                   1,560,998           1,546,427
Dilutive effect of options                           82,128              55,989
                                                 ----------          ----------
Weighted average shares - diluted                 1,643,126           1,602,416
                                                 ==========          ==========

                                                   Three months ended March 31,
                                                       1998                1997

Weighted average shares - basic                   1,577,171           1,549,166
Dilutive effect of options                           75,456              56,634
                                                 ----------          ----------
Weighted average shares - diluted                 1,652,627           1,605,800
                                                 ==========          ==========


5 -      Pro Forma Information

         On August 12, 1997, IMTEC acquired the Customark division of Markem Crop. The following pro froma information reflects operations had Customark been a part of IMTEC since July 1, 1996.

                                         Nine Months Ended                        Three Months Ended
                                            March 31,                                 March 31,
                                      1998             1997                   1998              1997
                                      ----             ----                   ----              ----
Revenues                           $8,783,199        $7,920,727             $3,184,630        $2,702,444
Net Income                           $660,487          $533,643               $231,484          $158,942
Diluted Earnings per Share              $0.40             $0.33                  $0.14             $0.10

         The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition actually been made at the beginning of fiscal 1997.

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

RESULTS OF OPERATIONS

Three Months and Nine Months Ended March 31, 1998
as compared to Three Months and Nine Months Ended March 31, 1997

         Revenues for the three months and nine months ended March 31, 1998 increased approximately 43.2% and 33.7% respectively over the corresponding periods in 1997.

         Revenues  from  labels  and  printing   supplies  were  $2,278,074  and
$6,302,998 for the three month and nine month periods ended March 31, 1998 compared to $1,637,863 and $4,637,884 respectively for the same periods last year. Labels and printing supplies represented 71.5% and 73.4% of total revenue for the three month and nine month periods ended March 31, 1998 compared to 73.6% and 72.2% respectively for the same periods last year. Management believes that the increase in sales of labels and printing supplies is attributable to an increase in the product line, the sales force and production capacity, as well as the the above mentioned acquistion which represents approximately $501,000 and $1,252,000 of the increase for the respective periods.

         Revenues from the sales of Industrial Equipment were $906,556 and $2,285,597 for the three and nine month periods ended March 31, 1998 compared to $586,793 and $1,783,983 for the same periods in 1997. Industrial Equipment sales represented 28.5% and 26.6% of total revenue for the three month and nine month periods ended March 31, 1998 compared to 26.4% and 27.8% respectively for the same periods last year. Management believes that this trend in Industrial Equipment sales will continue for the proximate future due to new products and an increase in the number of resellers of the product line and the geographic coverage. Equipment backlog was $620,000 at March 31, 1998 compared to $266,000 at March 31, 1997.

         Total backlog, for all products, as of March 31, 1998 was approximately $2,414,000,, of which approximately $1,800,000 is shipable by June 30, 1998, compared to $1,354,000 as of March 31, 1997, about half of which was shipable by June 30, 1997.

         Cost of sales for the three months and nine months ended March 31, 1998 were 53.6% and 52.7% respectively, compared to 56.8% and 54.2% for the same periods in 1997. The decrease in the cost of goods is related to the spread of the overhead over a larger sales base and the mix of product.

         Selling, general and administrative expenses were approximately $929,000 for the three months ended March 31, 1998 and approximately $2,521,000 for the nine months ended March 31, 1998, as compared to approximately $642,000 and approximately $1,890,000, respectively for the corresponding periods ended March 31, 1997. The increase for the 1998 periods is primarily attributed to an increase in marketing & sales activity and the addition of sales staff from the above mentioned acquistion.

         Research and development expenses for the three months and nine months ended March 31, 1998 were approximately $150,000 (4.7% of sales) and approximately $440,000 (5.2% of sales) compared to approximately $144,000 (6.5% of sales) and approximately $445,000 (6.9% of sales), respectively, for the same periods last year.

         The Company's effective tax rate was approximately 40% for all periods presented, and is based on the Company's estimated effective tax rate for the full year.

         Net income for the three months and nine months ended March 31, 1998 was $231,484 and $649,416, respectively, compared to $109,239 and $380,955, respectively, for the same periods ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES:

         As of March 31, 1998, the Company's principal available sources of liquidity were, respectively, operations, a $1,000,000 bank line of credit, all of which was available as of March 31, 1998 and a five year term loan for $1,200,000, with a remaining balance of $978,122 at March 31, 1998. The purpose of the term loan was the acquisition of Customark, discussed in the Company's 8-K filing on August 26, 1997.

         Accounts receivable increased by $306,154, from $1,499,283 at June 30, 1997 to $1,805,437 at March 31, 1998, a direct result of the increase in sales revenues

         Inventories increased by $863,238, from $1,402,318 at June 30, 1997 to $2,265,556 at March 31, 1998, as a result of increasing levels of business in the sales of labels and printing supplies.

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

Recent Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards will be adopted by the Company during the first quarter of fiscal 1999 and are not expected to have a material effect on its financial position or results of operations.

                           PART II - OTHER INFORMATION


PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
         None

Item 2 - Changes in Securities
         Not applicable

Item 3 - Defaults upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of Security Holders
         None

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K
(a)       Exhibits on Form 8-K
         Exhibit 27 - Financial Data Schedule

(b)       Reports on Form 8-K
         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                     IMTEC, INC.

May 14, 1998




                                      BY:_______/s/ Richard L. Kalich___________
                                                  Richard L. Kalich
                                           President & Chief Executive Officer






                                       BY:______/s/ George S. Norfleet III______
                                                 George S. Norfleet III
                                                  Secretary / Treasurer