Form 10-K
period 1998-06-30
IMTEC INC
filed 1998-09-15
CIK 730045

UNITED STATES
                                       SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D. C. 20549
                                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934
For the fiscal year ended:                              June 30, 1998
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of the this chapter)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                               [X]

         State the aggregate market value of the voting stock held by
non-affiliates of the registrant as of August 19, 1998:     $7,465,430.

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of August 19, 1998:              1,585,713

DOCUMENTS INCORPORATED BY REFERANCE
         Part III Registrant's Proxy Statement for its Annual Meeting scheduled to be convened on October 26, 1998

PART I
Item 1.  BUSINESS

         (a) General Development of Business

         IMTEC, Inc. (the "Company") designs, manufactures and sells labeling systems. These systems include label printer laminators, label printer applicators, preprinted labels and labeling supplies. IMTEC products are designed for automated identification (bar coding) applications in the electronics, pharmaceutical, transportation, textile, automotive and warehousing industries.

         The Company acquired the Customark division of Markem Corporation in August 1997. Reference is made to the Company's report on Form 8-K, dated August 26, 1997, the contents of which are incorporated herein by reference, for further information in these regards.

         The Company was incorporated in Vermont on March 17, 1982 under the name Imaging Technologies, Inc., and was reincorporated in Delaware under its present name on September 22, 1983. The Company's executive offices are located at One Imtec Lane, Bellows Falls, Vermont 05101, and its telephone number is
(802) 463-9502.

         (b) Financial Information About Industry Segments

                Not Applicable.

         (c) Narrative Description of Business


Products and Services

         The Company markets high-performance labels, label material, ribbons and laminates, and produces preprinted bar code labels for customers who prefer outsourcing of label printing. Although the Company sells a broad variety of label materials, the Company focuses on high performance label materials, designed to perform in demanding environments. Sales of such labeling supplies accounted for 71.5 %, 72.1% and 56.5% of the Company's revenues during fiscal years 1998, 1997 and 1996, respectively.

         The  Company  also  markets bar code label  printer/applicators,  label applicators, label dispensers and bar code label printer/laminators. Printer/applicators print bar codes and variable alphanumeric information onto pressure sensitive labels and automatically applies the label in a single integrated process to a product or package. These devices are typically used to automate information transfer and labeling processes in a real time production or distribution environment. Label applicators apply pre-printed labels to product or packages. Label dispensers present pre-printed labels for hand application. Printer/laminators enable rapid automated printing of bar code and variable information on labels with a laminated surface. These labels are often used in environments where resistance to temperatures, chemicals and weather are valued.

         These labeling systems are microprocessor driven and involve proprietary software, label applicator elements and transport, cutting and laminating devices. The systems often include scanners, detectors and printers supplied by unaffiliated manufactures. Equipment sales accounted for 28.5%, 27.9% and 43.5% of the Company's revenue during fiscal years 1998, 1997 and 1996, respectively.

Marketing and Sales

         The Company's marketing efforts are directed to those industries and businesses that have need for bar coded labels and labeling systems. The Company conducts its marketing and sales efforts primarily through an in-house sales staff of 26 full-time employees and its executive officers; 2 sales management offices in the Metropolitan areas of Chicago, IL and Roseville, CA, respectively, each of which employs one full- time sales employee; and an independent reseller network consisting of 41 certified distributors and an additional 60 resellers throughout the United States who market other bar code products in addition to the Company's.

         The Company also conducts marketing efforts and sales throughout Canada, Latin America, Europe, and the Pacific Rim through resellers and distributors.

         The Company supplements these efforts by advertising, publishing articles in trade and business journals, and participation in trade shows.


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


Patents and Trademarks

         During the current fiscal year the Company received one new patent. As of June 30, 1998, the Company owned nine patents and licensing rights to two others, expiring at various dates ranging from 2001 to 2009, and eleven trademarks, respectively. Registrations of trademarks in nine foreign countries have been issued. Applications for three patents were also pending at June 30, 1998. The Company does not believe the proprietary protection afforded by such patents and trademarks is of material importance to its current or future operations or prospects.


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


Customers

         The Company's primary customers are those businesses in industries that utilize bar code labels and labeling systems. The Company's customers include, but are not limited to, the fields of electronics, distribution, automotive and consumer's goods manufacturers. During fiscal year 1996, sales pursuant to a single customer (United Parcel Service) accounted for approximately 13% of the Company's revenues. No other customer accounted for more than 10% of the Company's revenues during fiscal year 1998, 1997 and 1996.

Backlog

         The aggregate backlog of firm orders for the Company's products as of June 30, 1998 was approximately $1,590,000 as compared with $1,510,000 at June 30, 1997. Approximately $1,259,000 of the current backlog is for media supplies with scheduled shipping dates over the next 12 months. The balance of the current backlog ($331,000) is for equipment, including several orders for multiple units, with scheduled delivery over several months. The Company anticipates that substantially all of its backlog will be filled during the current fiscal year.


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


Research and Development

         The Company conducts on-going research and development to refine, improve and enhance its product lines. Research and development expenses were $577,864, $591,767 and $625,149 in the fiscal years ended June 30, 1998, 1997 and 1996, respectively. The research and development expenses were primarily attributable to the Company's efforts with respect to its specialized bar code labeling systems and proprietary materials.


Employees

         As of August 30, 1998, the Company employed 88 persons on a full time basis, including 6 employees in administration, 28 in marketing and sales, 8 in research and development and 46 in service and manufacturing. .

         None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

         Export sales aggregated approximately $2,125,000 in fiscal 1998, $1,979,000 in fiscal 1997 and $1,435,000 in fiscal 1996, representing 17.0%,
22.5% and 15.7%, respectively, of the Company's sales in such fiscal years. The Company has no significant assets outside of the United States and all export sales in such years were made to persons or entities that had no affiliation to the Company.

                                                           Fiscal Years Ended June 30,
                                                     1998              1997             1996
                                                    _____             _____            _____
                  Pacific Rim                        35%               46%              57%
                  Latin America                      32%                 -                -
                  Canada                             14%               15%              12%
                  Europe                             12%               26%              18%
                  Others                              7%               13%              13%
                                                     ----              ---              ---
                                                     100%              100%             100%
                                                     ====              ====             ====

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

         The Company also leases approximately 19,100 square feet in facilities at 33 Bridge Street, Bellows Falls, Vermont, which house additional manufacturing and storage facilities. This lease expires December 31, 2000 and the Company has the right to extend the lease for two terms of five years each. Annual rent through December 31, 1998 at this facility is $68,000.

         The Company also leases approximately 9,000 square feet in facilities at 17 Bradco Road, Keene, New Hampshire, which house additional manufacturing and sales facilities. This lease expires May 31, 2000 and the Company has the right to extend the lease for another term of three years. Annual rent through December 31, 1998 at this facility is $52,920.

         The Company also leases approximately 5,500 square feet in facilities at 90 Pattison Street, Evans City, Pennsylvania, which house additional manufacturing facilities. This lease expires April 30, 2001 and the Company has the right to extend the lease for another term of three years. Annual rent through December 31, 1998 at this facility is $19,250.

         The Company believes that these facilities are adequate for its present and currently contemplated future operations.

Item 3.  LEGAL PROCEEDINGS

         There is no material litigation currently pending, or, to the Company's knowledge, threatened against the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.


PART II


Item 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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


1997                                        HIGH TRADE        LOW TRADE

First Quarter                               $  8              $  5-3/4
Second Quarter                                 9-1/4             6-3/4
Third Quarter                                 10-3/4             7
Fourth Quarter                                10-1/2             8

1998

First Quarter                               $ 10              $  8
Second Quarter                                12-1/2             8-1/2
Third Quarter                                 11-1/2             8-3/4
Fourth Quarter                                13                10-1/16

         (b)  Holders

         At  August  19,  1998,   there  were   approximately   233   registered
shareholders of record of the Company's Common Stock.

         (c) Dividends

         The Company has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. Any decision as to future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deem relevant.

Item 6.  SELECTED FINANCIAL DATA

Years Ended June 30,
                           1998             1997              1996              1995             1994
                           ----             ----              ----              ----             ----
Net sales                  $12,510,555      $8,801,389        $9,114,405        $10,272,846      $ 6,529,755

Earnings (Loss)
Before Income Tax          $ 1,632,801      $  921,458        $1,176,569        $ 1,196,532      $(1,099,956)

Income Tax
Expense (Benefit)          $   648,179      $  365,384        $  457,246        $   345,437      $  (228,598)

Net income
(loss)                     $   984,622      $  556,074        $  719,323        $   851,095      $  (871,358)

Basic income (loss) per
common share               $       .63      $      .36        $      .48        $       .58      $      (.65)

Diluted income (loss) per
common share               $       .60      $      .34        $      .46        $       .57      $      (.65)

At year end:
Total Assets               $ 8,353,749      $6,152,363        $5,439,085        $ 5,268,176      $ 3,763,499

Long-term debt and
capital lease
obligation                 $   575,118      $        0        $        0        $         0      $   386,904
----------------

         Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 31E of the Securities Exchange Act of 1934, as amended. These forward looking statements represent the Company's present expectations or beliefs concerning future events, however the Company cautions that such statements are qualified by important factors such as the Company's continued ability to develop and introduce innovative label products and applications, actions by competitors, the effect of economic conditions and other considerations and risks identified from time to time in the Company's filings with the Securities and Exchange Commission. Such factors, considerations and risks could cause actual results to differ materially from those indicated in Management's Discussion and Analysis of Financial Condition and Results of Operations.


Fiscal year ended June 30, 1998, as compared to fiscal year ended June 30, 1997.

         Revenues   for  the  fiscal   year   ended  June  30  1998,   increased
approximately 42.1% over the fiscal year ended June 30, 1997.

         Revenues from Bar Code labels and printing supplies were $8,942,540 for the fiscal year ended June 30, 1998, as compared to $6,345,046 for the year ended June 30, 1997, an increase of 40.9%. The sale of Bar Code labels and printing supplies represented approximately 71.5% of total revenues for fiscal year 1998 as compared to 72.1% of total revenues for fiscal year 1997.
Approximately 70% of the increase is the result of the acquisition of the Customark division of Markem Corporation in August, 1997.

         Revenues from the sales and service of Industrial Bar Code Equipment were $3,568,015 for the year ended June 30, 1998, up 45.3% when compared to $2,456,343 for the year ended June 30, 1997. Industrial Bar Code Equipment revenues represented 28.5% of total revenues in fiscal year 1998 compared to 27.9% of total revenues in fiscal year 1997. The increase in bar code equipment sales in fiscal year 1998, when contrasted with fiscal year 1997, is primarily attributable to the increase in sales and marketing activity and a broader, more comprehensive product line.

         Cost of sales improved to 52.5% of net sales for fiscal 1998 compared to 53.2% for fiscal 1997.

         Selling, general and administrative expenses represented 29.5% of sales in fiscal year 1998 and 30.1% of sales in fiscal year 1997. These expenses for fiscal 1998 increased by $1,036,332 over fiscal 1997 levels. The majority of the dollar increase is related to compensation for the growing sales and marketing personnel.

         Research and Development expenses represented 4.6% of sales in fiscal year 1998 and 6.7% of sales in fiscal year 1997. The actual costs decreased by about $13,900.

         Interest Expense for fiscal year 1998 was $78,242,reflecting debt incurred to finance the acquisition of the Customark business. The Company had no interest expense for fiscal years 1997 and 1996.

         Interest Income generated during fiscal year 1998 was $28,502, compared to $42,357 during fiscal year 1997. This interest is earned on the balance of cash and cash equivalents and marketable investment securities. The decrease is the result of using the cash to acquire the above-mentioned business.

         Income before taxes was $1,632,801 in fiscal year 1998 compared to $921,458 in fiscal year 1997, reflecting a 77.2% increase.

         Income tax expense was $648,179 for fiscal year ended June 30, 1998, compared to $365,384 in fiscal year 1997. The tax rate remains approximately 40% of income before taxes.

         At June 30,  1998 and  1997,  the  Company  had  accrued  $124,570  and
$149,306, respectively, against future product warranty claims based on experience with customer claims. Warranty expense charged to operations amounted to an expense of $77,266 and $77,095 for the years ended June 30, 1998 and 1997, respectively.

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

         Cost of sales improved to 53.2% of net sales for fiscal 1997 verses 55.2% for fiscal 1996.

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

         There was no Interest Expense for either fiscal year 1997 or 1996. At June 30, 1995, all of the Company's long-term and short-term debt had been paid in full, with funds generated through operations.

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



CAPITAL RESOURCES AND LIQUIDITY:

         As of June 30, 1998, the Company's principal available sources of liquidity were, respectively, operations, a $1,000,000 bank line of credit, all of which was available as of June 30, 1998 and a five year term loan, with a remaining balance of $810,685 at June 30, 1998. The purpose of the term loan was the acquisition of Customark, discussed in the Company's 8-K filing on August 26, 1997.


         Accounts receivable at June 30, 1998 increased 50.7% when compared to June 30, 1997, while revenues during the fourth quarter increased 64.8% when compared to the fourth quarter in the prior year. The increase in shipments in the fourth quarter contributed to a corresponding increase in accounts receivable.

         Inventories increased by $883,805, from $1,402,318 at June 30, 1997 to $2,286,123 at June 30, 1998, as a result of increasing levels of business in sales across the entire product line.

         The Company's capital commitments for fiscal 1999 are expected to be at approximately the same level as fiscal 1998.

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

Recent Accounting Pronouncements:

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 130 will be adopted by the Company during the first quarter of fiscal 1999 and SFAS No. 131 will be adopted by the Company during the fourth quarter of fiscal 1999. These standards are not expected to have a material effect on the Company's financial position or results of operations. However, SFAS No. 131 may have an impact on the Company's financial statement disclosures.

Year 2000

         The  Company  has  reviewed  the  issue  of  Year  2000.   All of  the
manufacturing and accounting software has been brought into compliance, effective June 16, 1998. There are neither internal clocks nor dating mechanisms within the Company's products that would be effected by changing dates. The Company is confident that its products and services will continue uninterrupted into the new millennium. No material additional costs are anticipated at this time.

     The Companys contingency plan in the event other parties should be unable to provide Year 2000 compliant electronic data is to revert to paper documentation from these parties. However, to the extent that customers, vendors or other entities with which the Company has material relationships do not adequately address Year 2000 issues, the Company could experience payment delays.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of June 30,1998, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates decline. Due to the short duration of these financial instruments, an immediate 10 percent decrease in interest rates would not have a material effect on the Company's financial condition.

         The Company's outstanding long-term and short-term debt at June 30, 1998 bears interest at variable rates; therefore, the Company's results of operations would be affected by interest rate changes to the extent of the notes outstanding. Due to the short-term nature and insignificant amount of the Company's notes payable and the decreasing amounts of the long-term debt, an immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of IMTEC, Inc.
Bellows Falls, Vermont

We have audited the accompanying balance sheets of IMTEC, Inc. as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of IMTEC, Inc. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

Worcester, Massachusetts
August 5, 1998

     INDEPENDENT AUDITORS REPORT



The Board of Directors and Stockholders of IMTEC, Inc.
Bellows Fall, Vermont

     We have audited the accompanying statements of operations, stockholders equity, and cash flows of IMTEC, Inc. for the year ended June 30, 1996. In connection with our audit of the financial statements, we also have audited the financial statement schedule for the year ended June 30, 1996, listed in the index included herein in Part IV, Item 14. These financial statements and the financial statement schedule are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of IMTEC, Inc.s operations and its cash flows for the year ended June 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended June 30, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
                                                      /s/ KPMG Peat Marwick LLP


Albany, New York
August 2, 1996

IMTEC, INC.

BALANCE SHEETS
JUNE 30, 1998 AND 1997
-------------------------------------------------------------------------------------------------------------------------



ASSETS                                                                                          1998           1997

CURRENT ASSETS:
  Cash and cash equivalents                                                                    $   84,100     $1,352,562

  Marketable investment securities                                                                      -         92,999
  Accounts receivable (less allowance for doubtful accounts of $198,000 in 1998
     and $175,000 in 1997)                                                                      2,259,107      1,499,283
  Inventories                                                                                   2,286,123      1,402,318
  Prepaid expenses, deferred charges and other current assets                                      60,725         45,423
  Deferred income taxes                                                                            85,941        159,508

            Total current assets                                                                4,775,996      4,552,093

PROPERTY AND EQUIPMENT - Net                                                                    1,587,914      1,234,488

DEPOSITS                                                                                           60,347         48,991

COMPUTER SOFTWARE - Net                                                                            97,469         94,759

OTHER INTANGIBLES - Net                                                                         1,832,023        222,032
                                                                                               ----------     ----------
                                                                                               $8,353,749     $6,152,363
                                                                                               ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                             $ 235,567     $        -
  Accounts payable                                                                                469,972        324,651
  Income taxes payable                                                                             33,323        223,935
  Accrued liabilities:
     Salaries and wages                                                                           486,555        191,502
     Commissions                                                                                   68,375         95,229
     Other                                                                                        432,165        351,275
                                                                                                ---------      ---------
            Total current liabilities                                                           1,725,957      1,186,592
                                                                                                ---------      ---------
LONG-TERM DEBT                                                                                    575,118              -
                                                                                                ---------      ---------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value; authorized, 5,000,000 shares; issued and
     outstanding: 1998, 1,585,713 shares; 1997, 1,553,088 shares                                   15,857         15,531
  Additional paid-in capital                                                                    2,591,629      2,489,674
  Retained earnings                                                                             3,445,188      2,460,566
                                                                                                ---------      ---------
            Total stockholders' equity                                                          6,052,674      4,965,771
                                                                                                ---------      ---------
                                                                                               $8,353,749     $6,152,363
                                                                                               ==========     ==========
See notes to financial statements.

IMTEC, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------------------------------------------------------


                                                                              1998               1997              1996
NET SALES                                                                     $12,510,555        $ 8,801,389       $ 9,114,405

COST  OF SALES                                                                  6,568,050          4,682,513         5,029,394
                                                                              -----------        -----------        ----------

GROSS PROFIT                                                                    5,942,505          4,118,876         4,085,011

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                      3,689,271          2,652,939         2,367,674

RESEARCH AND DEVELOPMENT EXPENSE                                                  577,864            591,767           625,149
                                                                              -----------         ----------         ---------

OPERATING INCOME                                                                1,675,370            874,170         1,092,188
                                                                              -----------         ----------         ---------

OTHER INCOME (EXPENSE):
  Interest income                                                                  28,502             42,357            48,578
  Interest expense                                                                (78,242)                 -                 -
  Gain on disposal of property and equipment
    and other assets                                                                7,171              4,931            35,803
                                                                              -----------         ----------         ---------

                                                                                  (42,569)            47,288            84,381
                                                                              -----------         ----------         ---------

INCOME BEFORE INCOME TAX EXPENSE                                                1,632,801            921,458         1,176,569

INCOME TAX EXPENSE                                                                648,179            365,384           457,246
                                                                              -----------         ----------         ---------

NET INCOME                                                                    $   984,622        $   556,074       $   719,323
                                                                              ===========        ===========       ===========

BASIC INCOME PER COMMON SHARE                                                 $      0.63        $      0.36       $      0.48
                                                                              ===========        ===========       ===========

DILUTED INCOME PER COMMON SHARE                                               $      0.60        $      0.34       $      0.46
                                                                              ===========        ===========        ==========

SHARES FOR BASIC COMPUTATION                                                    1,566,652          1,548,095         1,509,533
                                                                              ===========        ===========        ==========

SHARES FOR DILUTED COMPUTATION                                                  1,654,658          1,617,739         1,574,129
                                                                              ===========        ===========        ==========

See notes to financial statements.

IMTEC, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------------------


                                               Common Stock                       Additional
                                                  Number of                         Paid-in         Retained
                                                    Shares        Amount            Capital         Earnings           Total


BALANCE, JULY 1, 1995                             1,470,138      $  14,701        $ 2,199,689      $ 1,185,169     $ 3,399,559

   Tax benefit from exercise of stock options         -               -                73,614           -               73,614

   Common stock issued                               74,950            750            176,214           -              176,964

   Net income                                         -               -                -               719,323         719,323
                                                  ---------       --------         ----------       ----------      ----------

BALANCE, JUNE 30, 1996                            1,545,088         15,451          2,449,517        1,904,492       4,369,460

   Tax benefit from exercise of stock options         -               -                19,393           -               19,393

   Common stock issued                                8,000             80             20,764           -               20,844

   Net income                                         -               -                -               556,074         556,074
                                                  ---------       --------         ----------       ----------      ----------

  BALANCE, JUNE 30, 1997                          1,553,088         15,531          2,489,674        2,460,566       4,965,771

   Common stock issued                               32,625            326            101,955           -              102,281

   Net income                                         -               -                 -              984,622         984,622
                                                  ---------       --------         ----------       ----------      ----------
BALANCE, JUNE 30, 1998                            1,585,713      $   15,857       $ 2,591,629      $ 3,445,188     $ 6,052,674
                                                 ==========      ==========       ===========      ===========     ===========


See notes to financial statements.

IMTEC, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------------------------

                                                                              1998           1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $ 984,622      $ 556,074      $ 719,323
  Adjustments  to reconcile  net income to net
    cash provided by operating activities:
      Depreciation and amortization                                           544,899        534,024        532,744
      Gain on disposal of property and equipment and
        other intangible assets                                                (7,171)        (4,931)       (35,803)
      Deferred income taxes                                                    73,567        (63,178)        52,159
      Tax benefit from exercise of stock options                                    -         19,393         73,614
      Increase (decrease) in cash from:
       Accounts receivable                                                   (759,824)      (218,182)       358,907
       Inventories                                                           (770,798)       109,719       (270,074)
       Marketable investment securities                                        92,999        (38,328)       345,329
       Prepaid expenses, deferred charges and other assets                    (15,302)        89,227        (55,967)
       Income tax refund receivable                                                 -         87,086        (87,086)
       Accounts payable                                                       145,321       (105,769)      (206,301)
       Income taxes payable                                                  (190,612)       223,935         (4,161)
       Accrued liabilities                                                    349,089         (1,199)      (588,530)
                                                                            ---------      ---------      ---------
            Net cash provided by operating activities                         446,790      1,187,871        834,154
                                                                            ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for computer software                                          (43,100)       (46,704)       (20,359)
  Proceeds from disposal of property and equipment                              7,171          6,199         59,525
  Expenditures for property and equipment and other intangible assets        (680,933)      (723,771)      (407,102)
  Deposits                                                                    (11,356)       101,490       (122,276)
  Acquisition of Customark                                                 (1,900,000)             -              -
                                                                          ------------     ----------     ---------
             Net cash used in investing activities                         (2,628,218)      (662,786)      (490,212)
                                                                          ------------     ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from  long-term debt                                             1,200,000              -              -
  Principal payments on long-term debt                                       (389,315)             -              -
  Proceeds from issuance of common stock                                      102,281         20,844        176,964
                                                                            ---------       --------      -------
            Net cash provided by financing activities                         912,966         20,844        176,964
                                                                            ---------       --------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (1,268,462)       545,929        520,906
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                1,352,562        806,633        285,727
                                                                          -----------      ---------      -------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         84,100      1,352,562        806,633
                                                                             ========    ===========      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid                                                        $  765,000     $  182,000     $  423,000
  Interest paid                                                            $   78,242     $        -     $        -

See notes to financial statements.

IMTEC, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.    DESCRIPTION OF THE COMPANY'S BUSINESS

IMTEC, Inc. (the "Company") designs, manufactures and sells labeling systems. These systems include label printer laminators, label printer applicators, preprinted labels and labeling supplies. IMTEC products are designed for automated identification (bar coding) applications in the electronics, pharmaceutical, transportation, textile, automotive and warehousing industries. The Company conducts its marketing and sales efforts primarily through its in-house sales staff, three sales offices in different metropolitan areas in the United States and throughout Canada, Latin America, Europe and the Far East through resellers and distributors.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements have been prepared on an accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, useful lives of depreciable assets and intangibles, warranty accrual, and deferred income taxes, among others. Actual results could differ from those estimates.

Revenue  Recognition  - Product  sales,  including  sales  under  contract,  are
recorded  when  the  products  are  shipped  or  in  accordance   with  customer
agreements.

Cash and Cash Equivalents - Cash and cash equivalents include all highly liquid investments purchased with a remaining maturity of three months or less.

Marketable Investment Securities - Under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Marketable investment securities at June 30, 1997 consisted of state bonds, which the Company considered as trading securities.

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

Computer Software - The cost of developing computer software to be included in the Company's products is expensed until the technological feasibility of the software is established. Subsequent costs are capitalized. Capitalized computer software costs are amortized over the greater of the ratio of current product revenue to estimated future revenues or the straight-line method using estimated lives of two to five years. Accumulated amortization was approximately $492,000 and $451,000 at June 30, 1998 and 1997, respectively. Included in amortization expense is amortization of computer software of approximately $40,000, $61,000 and $73,000 during 1998, 1997 and 1996, respectively.

Other  Intangibles  -  Other  intangibles   consists  of  the  cost  of  product
documentation, goodwill, patents and trademarks which are amortized over the estimated useful lives. The composition at June 30 is as follows:

                                                                                              Period of
                                                              1998              1997         Amortization
        Goodwill                                               $1,655,112   $      -               20 years
        Patents and trademarks                                    243,134       225,704            17 years
        Product documentation                                     556,386       521,554             3 years
                                                                ---------     ---------
                                                                2,454,632       747,258

        Less accumulated amortization                            (622,609)     (525,226)
                                                               ----------     ---------
                                                               $1,832,023     $ 222,032
                                                               ==========     =========

Amortization expense related to other intangibles amounted to approximately $97,000, $79,000 and $84,000 during 1998, 1997 and 1996, respectively.

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to accounting for income taxes based upon the expected future values of the related assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Income Per Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Prior to 1998, the Company computed income per common share using the methods outlined in Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share," and its interpretations. The Company adopted SFAS No. 128 in 1998 and restated its income per share for 1997 and 1996. Basic income per common share is computed using the weighted-average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding options, except where such items would be antidilutive. A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

                                                               Years Ended June 30
                                                          1998              1997              1996
Weighted-average shares - basic                         1,566,652         1,548,095         1,509,533
Dilutive effect of options                                 88,006            69,644            64,596
                                                        ---------         ---------         ---------

Weighted-average shares - diluted                       1,654,658         1,617,739         1,574,129
                                                       ==========        ==========         =========

Product Warranties - Estimated costs related to product warranties are recorded at the time of the sale of the product.

Fair Value of Financial Instruments - The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of long-term debt approximates the carrying value due to the consistency of interest rates since its issuance.

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, using the intrinsic value method. The difference between accounting for stock-based compensation under APB Opinion No. 25 and SFAS No. 123 is disclosed in Note 12.

Impairment of Long-Lived Assets - During 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This statement has had no effect on the financial position and results of operations of the Company.

New Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 130 will be adopted by the Company during the first quarter of fiscal 1999 and SFAS No. 131 will be adopted by the Company during the fourth quarter of fiscal 1999. These standards are not expected to have a material effect on the Company's financial position or results of operations. However, SFAS No. 131 may have an impact on the Company's financial statement disclosures.

Reclassifications - Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

3.    ACQUISITION OF CUSTOMARK

In August 1997, the Company completed the acquisition of the Markem Corporation's Customark Division ("Customark") for a cash purchase price of $1.9 million. The Customark acquisition has been accounted for by the purchase method of accounting, and, accordingly, the results of operations of Customark for the period from August 11, 1997 are included in the accompanying financial statements. The assets acquired consist primarily of $113,000 of inventory and $132,000 of property and equipment. The excess of cost over the estimated fair value of net assets acquired was allocated to goodwill. A total of $1,655,112 was allocated to goodwill and will be amortized on a straight-line basis over 20 years. Customark's accounting policies have been conformed with those of the Company. The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place as of the beginning of each period presented:

                                                               Year Ended         Year Ended
                                                             June 30, 1998      June 30, 1997
        Revenues                                               $12,705,159        $10,746,845
        Net earnings                                              $968,597           $688,798
        Diluted income per common share                            $.59               $.43

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

4.    INVENTORIES

Inventories consist of:

                                                                                  1998              1997
        Finished products                                                      $  158,907       $   78,263
        Work in process                                                           190,122          145,391
        Raw materials and purchased components                                  1,937,094        1,178,664
                                                                               -----------      ----------

                                                                               $2,286,123       $1,402,318

5.    MARKETABLE INVESTMENT SECURITIES

Marketable investment securities consisted of state bonds due October 1, 1998, which were classified as trading securities at June 30, 1997. Their amortized cost of $92,999 approximated fair value, therefore, there were no unrealized gains or losses included in income.

6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                                           Estimated
                                                                                                            Useful
                                                                          1998              1997             Lives
       Machinery, equipment and tooling                                  $  3,609,794     $  3,256,336    3-10 years
       Furniture and fixtures                                                 872,570          547,383     5-7 years
       Leasehold improvements                                                 447,445          365,536    5-10 years
                                                                          -----------      -----------
                                                                            4,929,809        4,169,255

       Less accumulated depreciation and amortization                      (3,341,895)      (2,934,767)
                                                                          -----------      -----------

       Property and equipment, net                                       $  1,587,914     $  1,234,488
                                                                         ============     ============

7.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of:

                                                                           1998            1997
       Accrued warranty                                                 $124,570        $149,306
       Accrued medical                                                    69,837          50,000
       Other                                                             237,758         151,969
                                                                        --------        --------

       Total                                                            $432,165        $351,275
                                                                        ========        ========

8.    NOTE PAYABLE AND LONG-TERM DEBT

The Company has a secured line-of-credit agreement in the amount of $1,000,000, all of which is available at June 30, 1998 and expires October 31, 1998. The interest rate varies from time to time with changes in the prime interest rate. Long-term debt consists of the following at June 30:

                                                                                     1998            1997

       Term note payable to a commercial lender; payable in monthly installments of $24,620 including principal and interest at
         8.5% through August 2002                                                   $ 810,685       $      -

       Less current portion                                                          (235,567)             -
                                                                                    ---------       ---------
                                                                                    $ 575,118       $      -
                                                                                    ==========      =========

During fiscal 1998, the Company made additional principal payments of $115,000. The line of credit and term note are secured by the Company's accounts receivable, inventories and property and equipment.

The following is a summary of the maturities of long-term debt as of June 30:

       Year Ending

       1999                                      $235,567
       2000                                       256,389
       2001                                       279,051
       2002                                        39,678
                                                ---------

                                                 $810,685
                                                =========
9.    INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended June 30:

                                                                  1998            1997            1996
       Federal:
         Current                                                $454,664        $340,964        $320,237
         Deferred                                                 54,421         (50,584)         40,406
                                                                --------        ---------       --------

                                                                 509,085         290,380         360,643
                                                                --------        ---------       --------

       State:
         Current                                                 119,948          87,598          84,850
         Deferred                                                 19,146         (12,594)         11,753
                                                                --------        ---------       --------

                                                                 139,094          75,004          96,603
                                                                --------        ---------       --------

                                                                $648,179        $365,384        $457,246
                                                                ========        ========        ========


Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 34% to pretax income. The computed amount, and the items which make total income tax expense (benefit) vary from it, are as follows for the years ended June 30:

                                                                        1998     1997     1996

         Federal statutory rate                                           34 %     34 %     34 %
         State income taxes, net of federal income tax effect              6        6        5
                                                                         ----     ----     ----

         Income tax expense                                               40 %     40 %     39 %
                                                                          ====     ====     ====

Deferred tax assets and liabilities as of June 30, 1998 and 1997 are attributable to the following:

                                                                                        1998            1997

       Deferred tax assets:
         Accounts receivable, principally due to allowance
            for doubtful accounts                                                     $  79,651       $  69,937
         Inventories, principally due to reserves for obsolescence                       35,609          67,066
         Vacation accrual                                                                13,501          13,079
         Warranty accrual                                                                43,823          59,633
                                                                                       --------         -------

       Total gross deferred tax assets                                                  172,584         209,715
                                                                                       --------         -------

       Deferred tax liabilities:
         Prepaid expenses and other assets                                               27,267          17,905
         Property and equipment, computer software and other
           intangible assets principally due to differences in depreciation
           and amortization methods                                                      59,376          32,302
                                                                                       --------         -------

       Total gross deferred tax liabilities                                              86,643          50,207
                                                                                       --------         -------

       Net deferred tax asset                                                         $  85,941        $159,508
                                                                                      =========        ========

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

10.   COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases its facilities under lease agreements expiring through 2001 which are classified as operating leases. The lease for the Company's main building is noncancelable by the Company except through the exercise of an option to purchase the property for the remaining principal and interest balance on the Vermont Industrial Revenue Bond held by the lessor. The lease for the remaining three locations are noncancelable.

The Company is also subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's financial position or results of operations.

Future minimum rental payments under the noncancelable operating leases for each of the years subsequent to June 30, 1998 are as follows:

          1999                              $  193,848
          2000                                 162,438
          2001                                  49,880
                                            ----------

                                            $  406,166

Rental expense under cancelable and noncancelable operating leases amounted to approximately $151,000, $107,000 and $104,000 during 1998, 1997 and 1996, respectively.

11.   EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan under which eligible employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under
Section 401(k) of the Internal Revenue Code. The plan covers all employees meeting certain eligibility requirements. The Company contributed approximately $60,000, $45,000 and $52,000 to the plan during 1998, 1997 and 1996, respectively.

12.   STOCKHOLDERS' EQUITY

Stock Option Plans - The Company has three plans: the 1985 Incentive Stock Option Plan, the 1993 Stock Option Plan, and the 1997 Stock Option Plan. These plans provide for granting of options for common stock to officers and key employees. The options granted are generally exercisable in four annual installments beginning one year after the date of the grant and expire five to ten years after the date of the grant, depending on stock ownership on the grant date. The following is a summary of the option activity for the Company:

                                                                               Weighted-
                                                                                Average
                                                                             Exercise Price       Shares
                                                               Shares          Per Share       Exercisable

       Balance, July 1, 1995                                       269,400       $3.48

         Granted                                                    23,000        7.60
         Exercised                                                 (99,950)       2.52
         Canceled                                                  (31,750)       5.48
                                                                 ---------
       Balance, June 30, 1996                                      160,700        4.27              54,700
                                                                                                    ======

         Granted                                                     3,000        6.75
         Exercised                                                  (8,000)       2.61
         Canceled                                                   (4,000)       7.60
                                                                  --------

       Balance, June 30, 1997                                      151,700        4.32              98,300
                                                                                                    ======
         Granted                                                    53,000        8.51
         Exercised                                                 (32,625)       3.14
         Canceled                                                   (1,000)       8.50
                                                                  --------
       Balance, June 30, 1998                                      171,075       $5.80             159,075
                                                                 =========                         =======

Stock Option Plans (Continued) - The following table sets forth information regarding options outstanding at June 30, 1998:

                                Options
                              Outstanding                                   Options Exercisable
       -----------------------------------------------------------       ---------------------------
                                       Weighted-
                                        Average       Weighted-                         Weighted-
          Range of                     Remaining       Average                           Average
          Exercise       Number       Contractual      Exercise                         Exercise
           Prices      Outstanding    Life (Years)      Prices              Number       Prices

        $1.38 - 2.38          7,700       3.65          $1.98                   7,700    $1.98
         2.50 - 3.31         66,000       4.78           2.75                  66,000     2.75
            3.75              1,625       5.93           3.75                   1,625     3.75
        6.75 - 8.50          80,750       8.15           7.98                  80,750     8.04
            9.63             15,000       9.33           9.63                   3,000     9.63
                           --------                                           -------

                            171,075       6.73           5.80                 159,075     5.54
                           ========                                          ========

As described in Note 2, the Company uses the intrinsic value method (in accordance with APB No. 25) to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the Company's net income and diluted net income per share for the years ended June 30, 1998, 1997 and 1996 would have been $949,791 or $.57 per share, $539,782 or $.33 per share and $711,740 or $.45 per share, respectively.

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                            1998           1997          1996

       Dividend yield                                        None          none           none
       Expected volatility factor                            38.1 %        45.8 %         45.8 %
       Average risk-free interest rate                        5.4 %         6.2 %          6.2 %
       Expected lives                                        6 years       6 years        6 years

The weighted-average fair value of options granted in 1998, 1997 and 1996 was $3.94, $4.50 and $3.95, respectively.

The option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of ten years. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

13.   CONCENTRATION OF SALES

During  1998 and 1997,  no single  customer  accounted  for 10% or more of total sales. During 1996, sales to one customer accounted for 10% or more of total sales. Export sales aggregated approximately $2,125,000, $1,979,000 and $1,435,000 in 1998, 1997 and 1996, respectively.
                                                    * * * * * *




                                                                                                        Schedule II

                                                    IMTEC, Inc.
                                         Valuation and Qualifying Accounts
                                     Years ended June 30, 1998, 1997, and 1996



                                            Balance at        Charged to
                                            beginning         cost and                  Additions                  Balance
         Description                        of year           expenses     other accounts   (deductions)      end of year

Allowance for doubtful accounts:
         Year ended 6/30/98                 $175,104            88,404                  -        (65,987)          197,521
         Year ended 6/30/97                 $  93,915           98,400                  -        (17,211)          175,104
         Year ended 6/30/96                 $101,042             6,000                  -        (13,127)           93,915

Reserve for obsolete inventory:
         Year ended 6/30/98                 $167,918            95,536                  -       (168,599)           94,855
         Year ended 6/30/97                 $ 67,086           168,480                  -        (67,648)          167,918
         Year ended 6/30/96                 $109,134            85,358                  -       (127,406)           67,086

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   1. Financial Statements:

         Included in Part II, Item 8, of this report:

                  (a)  Reports of Independent Auditors

                  (b)  Balance Sheets, June 30, 1998 and 1997.

                  (c) Statements of Operations for the years ended June 30, 1998, 1997 and 1996.

                  (d) Statements of Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996.

                  (e) Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996.

                  (f)  Notes to Financial Statements.

         2. Financial Statement Schedule.

                      Schedule II - Valuation and Qualifying Accounts and Reserves, years ended June 30, 1998, 1997 and 1996.

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

                                                              IMTEC, INC.


                                           By:   /s/ Richard L. Kalich
                                             ----------------------------------
                                                Richard L. Kalich, President
                                                (Principal Executive Officer)


                                           By:   /s/ George S. Norfleet III
                                             ----------------------------------
                                   George S. Norfleet III, Secretary - Treasurer
                                     (Principal Financial & Accounting Officer)


Dated:  September 15, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person in the capacities and on the dates indicated:

                  Signatures                Title                      Date


 /s/ Ralph E. Crump                 Chairman, Director        September 15, 1998
-------------------------
Ralph E. Crump


 /s/ Douglas T. Granat                        Director        September 15, 1998
-------------------------
Douglas T. Granat


 /s/ Robert W. Ham                            Director        September 15, 1998
-------------------------
Robert W. Ham


 /s/ David C. Sturdevant                      Director        September 15, 1998
-------------------------
David C. Sturdevant

EXHIBIT 11.1
STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                                                       Years Ended June 30,
                                                                     1998           1997           1996
BASIC
Weighted Average Shares Outstanding                             1,566,652          1,548,095         1,509,533

                                                               ----------         ----------         ---------
                                          TOTAL                 1,566,652          1,548,095         1,509,433
                                                                 ========           ========          ========
Net income                                                       $984,622           $556,074          $719,323
                                                                 ========           ========          ========
Net income per share                                                $0.63              $0.36             $0.48
                                                                 ========           ========          ========

DILUTED

Weighted Average Shares Outstanding                             1,566,652          1,548,095         1,509,433

Net effect of dilutive stock options-
     Based on the treasury stock method
     Using average market price                                    88,006             69,644            64,596
                                                               ----------         ----------         ---------
                                          TOTAL                 1,654,658          1,617,739         1,574,129
                                                                 ========           ========          ========
Net income                                                       $984,622           $556,074          $719,323
                                                                 ========           ========          ========
Net income per share                                                $0.60              $0.34             $0.46
                                                                 ========           ========          ========

EXHIBIT 23.1

The Board of Directors
IMTEC, Inc.

     We consent the incorporation by reference in Registration Statement Nos. 33-62361 and 33-00666 of IMTEC, Inc. on Form S-8 of our report dated August 5, 1998, appearing in this Annual Report on Form 10-K of IMTEC, Inc. for the year ended June 30, 1998.

/s/ Deloitte & Touche LLP

Worcester, Massachusetts
September 15, 1998

EXHIBIT 23.2

The Board of Directors
IMTEC, Inc.

We consent to the incorporation by reference in Registration Statement Nos. 33-62361 and 33-00666 of IMTEC, Inc. on Form S-8 of our report dated August 2, 1996, relating to the statements of operations, stockholders' equity, and cash flows of IMTEC, Inc. for the year ended June 30, 1996, and the schedule of valuation and qualifying accounts for the year ended June 30, 1996, which report appears in the June 30, 1998 annual report on Form 10-K of IMTEC, Inc.


/s/ KPMG Peat Marwick LLP

Albany, New York
September 15, 1998