Form 10-Q
period 1998-09-30
IMTEC INC
filed 1998-11-16
CIK 730045

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C. 20549

                                                     FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934.

For the quarterly period ended September 30, 1998.

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





APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of October 29, 1998:   1,587,313

                                   IMTEC, INC.

                                      INDEX

                                                                         Page #
Part I            Financial Information

                  Condensed Balance Sheets -
                       September 30, 1998 and June 30, 1998               3 - 4

                  Condensed Statements of Operations -
                       Three Months Ended
                           September 30, 1998 and 1997                    5

                  Condensed Statements of Cash Flows
                       Three Months Ended
                           September 30, 1998 and 1997                    6

                  Notes to Condensed Financial Statements                 7 - 8

                  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      9 - 11

Item 3.           Quantitative and Qualitative
                       Disclosures about Market Risk                      11


Part II  Other Information

         Item 2   Changes in Securities                                   12

         Item 4   Submission of Matters to a Vote of
                  Security Holders                                        12

         Item 6   Exhibits and Reports on Form 8-K                        12

         Signatures                                                       13


                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                              September 30,             June 30,
                                                                 1998                    1998  .
ASSETS

Current Assets:
     Cash and cash equivalents                                $  16,772                  $ 84,100
     Accounts receivable:
         less allowance for doubtful accounts:
              September 30, 1998 - $207,000
                  June 30, 1998 - $198,000                    1,751,125                 2,259,107

     Inventories                                              2,363,814                 2,286,123
     Prepaid expenses and other                                  92,099                    60,725
     Deferred income taxes                                       85,941                    85,941
                                                           ------------               -----------

                  Total Current Assets                        4,309,751                 4,775,996
                                                           ------------              ------------

Property and equipment - net                                  1,795,705                 1,587,914

Deposits                                                         64,205                    60,347
Computer software - net                                          87,371                    97,469
Other intangibles - net                                       1,808,648                 1,832,023
                                                            -----------               -----------

                                                           $  8,065,680               $ 8,353,749
                                                            ===========               ===========

                         The  accompanying  notes are an integral  part of these
condensed financial statements.


                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                      CONDENSED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)

                                                              September 30,             June 30,
                                                                 1998                    1998  .
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Notes payable - bank                                   $   110,875         $               0
     Current installments of long term debt                     235,567                   235,567
     Accounts payable                                           440,133                   469,972
     Income tax payable                                          90,379                    33,323
     Accrued liabilities
         Salaries and wages                                     154,147                   486,555
         Commissions                                             54,280                    68,375
         Other                                                  311,521                   432,165
                                                            -----------               -----------

                  Total Current Liabilities                   1,396,902                 1,725,957

Long term debt less current installments                        497,925                   575,118

Stockholders' equity:
     Common stock - $.01 par value;
         authorized 5,000,000 shares, issued and outstanding:
         1,586,713 shares September 30, 1998
         1,585,713 shares June 30, 1998                          15,867                    15,857
     Additional paid-in capital                               2,595,369                 2,591,629
     Retained Earnings                                        3,559,617                 3,445,188
                                                            -----------               -----------

                  Total Stockholders' Equity                  6,170,853                 6,052,674
                                                            -----------               -----------

                                                           $  8,065,680              $  8,353,749
                                                            ===========               ===========

                         The  accompanying  notes are an integral  part of these
condensed financial statements.



                                   IMTEC, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended
                                                   September 30,
                                               1998           1997
                                               ----           ----
Net Sales                                 $2,849,387     $2,619,525
Cost of Sales                              1,658,054      1,378,508
                                         -----------    -----------

              Gross Profit                 1,191,333      1,241,017

Selling, general and
     administrative expenses                 862,898        776,655
Research and development
     expenses                                122,271        133,789
                                         -----------    -----------

              Operating Income               206,164        330,573

Other Income (Expenses):
     Miscellaneous income
         and other expenses                      825         10,724
     Interest Expense                        (17,477)       (7,825)
                                          ----------      ---------

         Income  Before
              Income Taxes                   189,512        333,472

Income Tax Expense                            75,065        132,088
                                          ----------      ---------

     Net Income                          $   114,447    $   201,384
                                          ==========     ==========


Earnings per share - Basic                $     0.07    $      0.13
                                           =========     ==========

Earnings per share - Diluted              $     0.07    $      0.12
                                           =========     ==========
Shares for Basic Computation               1,585,735      1,553,088
Shares for Diluted Computation             1,665,419      1,624,773

                         The  accompanying  notes are an integral  part of these
condensed financial statements.

                                   IMTEC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              Three Months Ended
                                                                    September 30,
                                                                  1998          1997
                                                                  ----          ----
Cash flows from operating activities:
     Net income                                                $114,447       $201,384
     Adjustment to reconcile net income to
     net cash from operating activities:
         Depreciation & amortization of property,
         plant, equipment and other assets                      143,999        164,714

Increase (decrease) in cash from:
     Accounts receivable                                        504,106       (390,044)
     Inventory                                                  (77,691)      (412,483)
     Marketable securities                                                         409
     Prepaid expenses and other assets                          (31,374)       (45,231)
     Accounts payable                                           (29,839)       350,734
     Income tax payable                                          57,056        (68,711)
     Accrued liabilities                                       (467,147)       (59,031)
                                                               ---------     ----------
     Net cash from operating activities                         213,557       (258,668)

Cash flows from investment activities:
     Expenditures for property & equipment,
         computer software and other
         intangible assets                                     (318,320)      (115,231)
     Acquisition of Customark                                                1,900,000
                                                               ---------     ---------

Cash flows from financing activities:
     Proceeds from issuance of notes                            110,875         99,922
     Principal notes payable to bank                                         1,200,000
     Principal payments on long term debt                       (77,193)     (116,795)
     Proceeds from issuance of stock                              3,753
                                                             ----------      ---------
     Net cash from financing activities                          37,435      1,183,127
                                                              ---------      ---------
Net (decrease) in cash                                          (67,328)    (1,090,772)
Cash and cash equivalants at the beginning of period             84,100      1,352,562
                                                             ----------      ---------
Cash and cash equivalants at the end of period               $   16,772      $ 262,199
                                                             ==========      =========
Supplemental Information Disclosures:
         Interest paid                                           17,477          7,825
         Income tax paid                                         18,009        200,800

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

         The results of operations for the three-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


2 -      Inventories

         Inventories consist of:
                                                September 30,          June 30,
                                                     1998                 1998

Finished Products                               $    64,408          $  158,907
Work in Process                                     374,958             190,122
Purchased Components                              1,924,448           1,937,094
                                                -----------         -----------
                                                $ 2,363,814         $ 2,286,123
                                                ===========         ===========

         Inventory cost consisted of the cost of purchased components and supplies, manufacturing labor and manufacturing overhead.


3 -      Liability for Estimated Product Warranty

         On September 30, 1998 and June 30, 1998, the Company had provided $123,046 and $124,570 respectively, against future product warranties based on its experience with customer claims. Warranty expenses charged to income amounted to approximately $22,600 for the three month period ended September 30, 1998 and $22,615 for the three-month period ended September 30, 1997.

4 -      Earnings per Common Share

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Prior to 1998, the Company computed income per common share using the methods outlined in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share," and its interpretations. The Company adopted SFAS No. 128 in 1998 and restated its earnings per share for the first quarter of 1997. Previously reported income per common share for the three months ended September 30, 1998 did not differ from that computed using SFAS 128.

         Basic earnings per share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Dilutive earnings per share reflect the effects of the Company's outstanding options (using the treasury stock method at the average price during the period) except where such items would be antidilutive.

         A reconciliation of weighted average shares used for the basic calculation and that used for the diluted calculation was as follows:

                                          Three months ended September 30,
                                                 1998               1997

Weighted average shares - basic               1,585,735           1,553,088
Dilutive effect of options                       79,684              71,685
                                             ----------          ----------
Weighted average shares - diluted             1,665,419           1,624,773
                                             ==========          ==========


5 -      Pro forma Information

         On August 12, 1997, IMTEC acquired the Customark division of Markem Corp. The following pro forma reflects operations had Customark been a part of IMTEC since July 1, 1997.

         Period Ended        September 30, 1998             September 30, 1997
------------------------------------------------------------------------------
Revenues                           $2,849,387                     $2,814,129
Net Income                            114,447                        212,455
Diluted income per share                $0.07                          $0.13

         The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition actually been made at the beginning of fiscal 1998.

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

RESULTS OF OPERATIONS

                      Three Months Ended September 30, 1998
              as compared to Three Months Ended September 30, 1997

         Revenues for the three months ended September 30, 1998 increased approximately 8.8% from the corresponding period in 1997.

         Revenues from Bar Code labels and printing supplies were $2,088,463 for the quarter ended September 30, 1998 compared to $1,860,862 for the same period last year. Bar Code labels and printing supplies represented 73.3% of total revenue for the three months ended September 30, 1998 compared to 71.0% for the same period last year. The increase in Bar Code labels and printing supplies sales in the three months ended September 30, 1998, when contrasted with the same period in 1997, is primarily attributable to an increase in sales and marketing efforts. The sales team almost doubled in size. Management believes that the upward trend in the sales of Bar Code labels and printing supplies will continue due to the sales and marketing efforts.

         Revenues from the sales of Industrial Bar Code Equipment were $760,924 for the three months ended September 30, 1998 compared to $758,663 for the same period in 1997. Industrial Bar Code Equipment sales represented 26.7% of total revenue for the three months ended September 30, 1998 compared to 29.0% for the same period last year.

         Total backlog, for all products, as of September 30, 1998 was approximately $3,304,946 the majority of which is scheduled to ship by June 30, 1999. Total backlog as of September 30, 1998 was $1,547,000.

         Cost of sales for the three months ended September 30, 1998 were 58.2%, up from 52.6% for the same period in 1997. This increase is directly related to the product mix and the cost of setting up a new facility in the Pittsburgh area.

         Selling, general and administrative expenses increased 11.1% to $862,898 for the quarter ended September 30, 1998 as compared to $776,655 for the quarter ended September 30, 1997. The increase is primarly due to of the growth in sales and marketing personnel as well as increased marketing activity. This is consistent with management's focus on increasing sales.

         Research and development expenses for the quarter ended September 30, 1998 were $122,271 (4.3% of sales) compared to $133,789 (5.1% of sales) for the same period last year.

         The Company's effective tax rate was approximately 40% for all periods presented, and are based on the Company's estimated effective tax rate for the full year.

         Net income for the quarter ended September 30, 1998 was $114,447 compared to $201,384 for the quarter ended September 30, 1997. The major reasons for this decrease are the increases in expenses as discussed above.


LIQUIDITY AND CAPITAL RESOURCES:

         As of September 30, 1998, the Company's principal available sources of liquidity were, respectively, from operations and a $1,000,000 bank line of credit (of which $889,125 was available at September 30, 1998).

         Accounts receivables decreased from $2,259,107 at June 30, 1998 to $1,751,125 at September 30, 1998, a direct result of the decrease in sales revenues from the fourth quarter of Fiscal 1998 ($3,921,961) to the first quarter of Fiscal 1999 ($2,849,387).

         Inventories increased from $2,286,123 at June 30, 1998 to $2,363,814 at September 30, 1998.

         The Company's capital commitments for fiscal 1999 are expected to be at the same level as fiscal 1998.

         The Company believes that it will be able to offset the effects of inflation by selected price increases in its products, although it can give no assurances in this regard.

         The Company anticipates that cash flows from operations, together with current cash balances and funds available under the Company's line of credit will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the foreseeable future.

Recent Accounting Pronouncements

     SFAS No. 130 was adopted by the Company during the first quarter and it had no effect upon the Companys financial position, results of operations or financial statement disclosures as it does not have any elements of comprehensive income. SFAS No. 131 will be adopted for the Companys fiscal 1999 annual financial statements. The Company is currently evaluating the effect that the new standard will have on the disclosures in its annual financial statements.

     In June 1998, The Financial Accounting and Standards Board issued SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years that begin after June 15, 1999. The Company does not anticipate the adoption of this statement to have a material impact on its financial statements.

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

     The Company's contingency plan in the event other parties should be unable to provide Year 2000 compliant electronic data is to revert to paper documentation from these parties. However, to the extent that customers, vendors or other entities with which the Company has material relationships do not adequately address Year 2000 issues, the Company could experience payment delays.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Companys outstanding long-term and short-term debt at September 30, 1998 bears interest at variable rates; therefore, the Companys results of operations would be affected by interest rate changes to the extent of the notes outstanding. Due to the short-term nature and insignificant amount of the Companys notes payable and the decreasing amounts of the long-term debt, an immediate 10 percent change in interest rates would not have a material effect on the Companys results of operations over the next fiscal year.

                           PART II - OTHER INFORMATION
Item 1 -      Legal Proceedings
              None
Item 2 -      Changes in Securities
              Not applicable
Item 3 -      Defaults upon Senior Securities
              None
Item 4 -      Submission of Matters to a Vote of Security Holders
              A.    October 26, 1998 - Annual Meeting of Stockholders

              B.    Election of Directors - all nominees elected

Item 5 -      Other Information
              None
Item 6 -      Exhibits and Reports on Form 8-K
              The Company filed no reports on form 8-K during the quarter
              Exhibit 27 - Financial Data Schedule

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