Form 10-Q
period 1998-12-31
IMTEC INC
filed 1999-02-16
CIK 730045

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                            Washington, DC 20549

                                                     FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934.

For the quarterly period ended December 31, 1998.

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





APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of January 29, 1999;    1,587,313

IMTEC, INC.

INDEX

                                                                          Page #
Part I            Financial Information

                  Condensed Balance Sheets -
                       December 31, 1998 and June 30, 1998                3 - 4

                  Condensed Statements of Income -
                       Three Months and Six Months Ended
                           December 31, 1998 and 1997                     5

                  Condensed Statements of Cash Flows
                       Three Months and Six Months Ended
                           December 31, 1998 and 1997                     6

                  Notes to Condensed Financial Statements                 7 - 8

                  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      9

Part II  Other Information

         Item 4   Submission of Matters to a Vote of
                  Security Holders                                        12

         Item 6   Exhibits and Reports on Form 8-K                        12

         Signatures                                                       13


                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                                                    December 31,            June 30
                                                                       1998                  1998 .
ASSETS

Current Assets:
     Cash and cash equivalents                                    $    57,897           $    84,100
     Accounts receivable:
         Trade, less allowance for doubtful accounts:
              December 31, 1998 - $211,000
                  June 30, 1998 - $198,000                          1,904,271             2,259,107

     Inventories                                                    2,351,885             2,286,123
     Prepaid expenses and other                                        98,411                60,725
     Deferred income tax                                               85,941                85,941
                                                                   ----------            ----------

                  Total Current Assets                              4,498,405             4,775,996
                                                                  -----------           -----------

Plant and equipment - net                                           2,044,247             1,587,914

Other Assets:
     Deposits                                                          65,355                60,347
     Computer software - net                                           77,273                97,469
     Other intangibles - net                                        1,790,781             1,832,023
                                                                 ------------          ------------

                                                                 $  8,476,061          $  8,353,749
                                                                    =========             =========


The accompanying notes are an integral part of these condensed financial statements.



                         PART I - FINANCIAL INFORMATION
                                   IMTEC, INC.
                      CONDENSED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)
                                                                    December 31,         June 30,
                                                                          1998            1998  .
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable - bank                                          $     135,676     $          0
     Current installments of long term debt                              235,567          235,567
     Accounts payable                                                    624,580          469,972
     Income tax payable                                                  144,053           33,323
     Accrued liabilities:
         Salaries and wages                                              159,530          486,555
         Commissions                                                      47,815           68,375
         Other                                                           273,908          432,165
                                                                    ------------     ------------

              Total Current Liabilities                                1,621,129        1,725,957

Long term debt less current installments                                 457,052          575,118

Stockholders' equity:
     Common stock - $.01 par value;
         authorized 5,000,000 shares, issued and outstanding:
         1,587,313 shares December 31, 1998
         1,585,713 shares June 30, 1998                                   15,873           15,857
     Additional paid-in capital                                        2,599,163        2,591,629
Retained Earnings                                                      3,782,844        3,445,188
                                                                     -----------      -----------

              Total Stockholders' Equity                               6,397,880        6,052,674
                                                                     -----------      -----------

                                                                    $  8,476,061     $  8,353,749
                                                                     ===========      ===========



The accompanying notes are an integral part of these condensed financial statements.

IMTEC, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                              Six Months Ended                     Three Months Ended
                                                 December 31,                        December 31,
                                             1998             1997              1998             1997
                                             ----             ----              ----             ----

Net Sales                               $6,212,386         $5,403,964       $3,363,003        $2,784,440
Cost of Sales                            3,627,650          2,820,221        1,969,587         1,441,709
                                       -----------        -----------      -----------       -----------

              Gross Profit               2,584,736          2,583,743        1,393,416         1,342,731

Selling, general and
     administrative expenses             1,740,273          1,587,204          877,372           810,554
Research and development
     expenses                              243,417            290,015          121,146           156,229
                                       -----------        -----------      -----------       -----------

              Operating Profit             601,046            706,524          394,898           375,948

Other Income:
     Miscellaneous income
              and other expenses             2,918             20,463            2,093             9,740
     Interest Expense                      (39,236)           (34,890)         (21,758)          (27,065)
                                        -----------        -----------      -----------       -----------

Income Before Income Taxes                 564,728            692,097          375,233           358,623
Income Tax Expense                         227,054            274,171          151,989           142,083
                                         ---------          ---------        ---------        ----------

     Net Income                         $  337,674         $  417,926       $  223,244        $  216,540
                                           =======            =======          =======           =======

Earnings per share - Basic              $      .21         $      .27       $      .14        $      .14
                                            ======             ======           ======            ======

Earnings per share - Diluted            $      .20         $      .25       $      .14        $      .13
                                            ======             ======           ======            ======

The accompanying notes are an integral part of these condensed financial statements.

IMTEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                     Six Months Ended
                                                                        December 31,
                                                                   1998              1997
                                                                   ----               ----

Cash flows from operating activities:
   Net Income                                                  $337,674              $417,926
   Adjust, to reconcile net income to,
   net cash provided by operating activities:
     Depreciation & amortization                                287,998               300,137
Increase (decrease) in cash from:
   Accounts receivable                                          349,810              (280,894)
   Inventory                                                    (65,762)             (677,403)
   Marketable securities                                              0                40,812
   Prepaid expenses and other assets                            (37,686)              (36,191)
   Accounts payable                                             154,608               126,453
   Income tax payable                                           110,730                73,372
   Accrued liabilities                                         (505,842)              (99,201)
                                                               ---------             ---------
   Net cash provided by (used in )
     operating activities                                       631,530              (134,989)
                                                               --------              ---------
Cash flows from investment activities -
   Expenditures for property & equipment,
     computer software and other
     intangible assets                                         (682,896)             (301,050)
   Acquisition of Customark                                           0            (1,900,000)
                                                               --------             ----------
   Net cash used in investment activities                      (682,896)           (2,201,050)

Cash flows from financing activities:
   Net borrowing under line of credit                           135,676               143,524
   Proceeds from new long term debt                                   0             1,200,000
   Principal payments on long term debt                        (118,066)             (168,060)
   Proceeds from issuance of stock                                7,553                     0
                                                               --------             ---------
   Net cash provided by (used in) finance
     activities                                                  25,163             1,175,464
                                                               --------             ---------
Net increase (decrease) in cash                                 (26,203)           (1,160,575)
Cash and cash equlivants at the beginning of period              84,100             1,352,562
                                                               --------             ---------
Cash and cash equlivants at the end of period                  $ 57,897             $ 191,987
                                                               ========             =========
Supplemental Information Disclosures:
     Interest paid                                             $ 39,236              $ 34.890
     Income tax paid                                           $116,334              $200,800
                                                               --------              --------

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

         The results of operations for the six-month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.


2 -      Inventories

         Inventories consist of:
                                                         December 31,                June 30,
                                                             1998                    1998
                                                             ----                    ----

         Finished Products                                  $    33,055          $   158,907
         Work in Process                                        364,377              190,122
         Purchased Components                                 2,054,453            1,937,094
                                                            -----------          -----------
                                                            $ 2,351,885          $ 2,286,123
                                                            ===========          ===========

         Inventory cost consisted of the cost of purchased components and supplies, manufacturing labor and manufacturing overhead.


3 -      Liability for Estimated Product Warranty

         On December 31, 1998 and June 30, 1998, the Company had provided $114,899 and $124,570 respectively, against future product warranties based on its experience with customer claims. Warranty expenses amounted to approximately $19,000 for the six-month period ended December 31, 1998 and $36,000 for the six-month period ended December 31, 1997.

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

         The average number of common share and common share equivalents entering into the calculation of basic and diluted earnings per share are as follows:

                                                      Six months ended December 31,
                                                         1998                   1997

Weighted average shares - Basic                      1,586,966                  1,553,088
Dilutive effect of options                              66,525                     84,919
                                                     ---------                  ---------
Weighted average shares - diluted                    1,653,491                  1,638,007
                                                     =========                  =========

                                                      Three months ended December 31,
                                                          1998                  1997

Weighted average shares - Basic                      1,587,220                  1,553,088
Dilutive effect of options                              53,473                     96,932
                                                     ---------                  ---------
Weighted average shares - diluted                    1,640,693                  1,650,020
                                                     =========                  =========

5 -      Pro Forma Information

         On August 12, 1997, IMTEC acquired the Customark division of Markem Crop. The following pro froma reflects operations had Customark been a part of IMTEC since July 1, 1997.

                                                  Six Months Ended                   Three Months Ended
                                                     December 31,                      December 31,
                                            1998              1997              1998             1997
                                            ----              ----              ----             ----
Revenues                                 $6,212,386        $5,598,568       $3,363,003         $2,784,440
Net Income                                  337,674           428,997          223,244            216,540
Diluted Income per Share                      $0.20             $0.26            $0.14              $0.13

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

RESULTS OF OPERATIONS

Three Months and Six Months Ended December 31, 1998
as compared to Three Months and Six Months Ended December 31, 1997

         Revenues for the three months and six months ended December 31, 1998 increased approximately 20.8% and approximately 15.0%, respectively, over the corresponding periods in 1997.

         Revenues from Bar Code labels and printing supplies were $2,341,428 and $4,429,879 for the three month and six month periods ended December 31, 1998 compared to $2,164,062 and $4,024,923, respectively, for the same periods last year. Bar Code labels and printing supplies represented 69.6% and 71.3% of total revenue for the three month and six month periods ended December 31, 1998 compared to 77.7% and 74.5%, respectively, for the same periods last year.

         Revenues from the sales of Industrial Bar Code Equipment were $1,021,585 and $1,782,507 for the three and six month periods ended December 31, 1998 compared to $620,317 and $1,379,041 for the same periods in 1997. Industrial Bar Code Equipment sales represented 30.4% and 28.7% of total revenue for the three month and six month periods ended December 31, 1998 compared to 22.3% and 25.5%, respectively, for the same periods last year. Management believes that the trend in Industrial Bar Code Equipment sales will continue to move upward due to expanded partnering and distribution relationships, new product offerings and expanded use of technology.

         Total   backlog  for  all   products  as  of  December   31,  1998  was
approximately $3,621,253, the majority of which is scheduled to ship by June 30, 1999, compared to approximately $2,048,580 as of December 31, 1997.

         Cost of sales for the three months and six months ended December 31, 1998 were 58.6% and 58.4% respectively, compared to 51.8% and 52.2% for the same periods in 1997. The increase from the prior year is related to two major factors. The first is product mix particularly caused by the increase in Equipment sales noted above. The second is an increase in factory overhead caused by the startup of another Media production facility.

         Selling, general and administrative expenses were $877,372 for the quarter ended December 31, 1998 and $1,740,273 for the six months ended December 31, 1998, as compared to $810,554 and $1,587,204, respectively, for the corresponding periods ended December 31, 1997. This increase is the result of increased Sales and Marketing activity.

         Development and engineering expenses for the three months and six months ended December 31, 1998 were $121,146 (3.6% of sales) and $243,417 (3.9%
of sales) compared to $156,229 (5.6% of sales) and $290,015 (5.4% of sales), respectively, for the same periods last year. The Company anticipates that the level of the dollars spent for development and engineering will remain constant.

         The Company's effective tax rate was approximately 40% for all periods presented, and is based on the Company's estimated effective tax rate for the full year.


LIQUIDITY AND CAPITAL RESOURCES:

         As of December 31, 1998, the Company's principal available sources of liquidity were, respectively, from operations and a $1,000,000 bank line of credit, of which $864,324 was available as of December 31, 1998.

         Accounts receivable decreased from $2,259,107 at June 30, 1998 to $1,904,271 at December 31, 1998, as a direct result of the decrease in sales revenues from the fourth quarter of Fiscal 1998 ($3,921,961) to the second quarter of Fiscal 1999 ($3,363,003).

         Inventories increased from $2,286,123 at June 30, 1998 to $2,351,885 at December 31, 1998. This increase is the result of the anticipated increase in sales activity.

         The Company's capital commitments for fiscal 1999 are expected to be at approximately the same level as fiscal 1998.

         The Company believes that it will be able to offset the effects of inflation by selected price increases in its products, although it can give no assurances in this regard.

         The Company anticipates that cash flows from operations, together with current cash and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the foreseeable future.

Recent Accounting Pronouncements

         SFAS No. 130, "Reporting Comprehensive Income," was adopted by the Company during the first quarter and it had no effect upon the Company's financial position, results of operation or financial statement disclosures as it does not have any element of comprehensive income. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," will be adopted for the Company's fiscal 1999 annual financial statements. The Company is currently evaluating the effect that the new standard will have on disclosures in its annual financial statements.

         In June 1998, The Financial Accounting and Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SAFS No. 133 is effective for all fiscal quarters of fiscal years that begin after June 15, 1999. The Company does not anticipate the adoption of this statement to have a material effect on its financial statements.

Year 2000

         The  Company  has  reviewed  the  issue  of  Year  2000.   All  of  its
manufacturing and accounting software has been brought into compliance, effective June 16,1998. There are neither internal clocks nor dating mechanisms within the Company's products that would be affected by changing dates. The Company is confident that its products and services will continue uninterrupted into the new millennium. No material additional costs are anticipated at this time.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's outstanding long-term and short-term debt at December 31, 1998 bears interest at variable rates; therefore, the Company's results of operations would be affected by interest rate changes to the extent of the notes outstanding. Due to the short-term nature and insignificant amount of the Company's notes payable and the decreasing amounts of its long-term debt, an immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
         None
Item 2 - Changes in Securities
         Not applicable
Item 3 - Defaults upon Senior Securities
         None
Item 4 - Submission of Matters to a Vote of Security Holders
         A.       October 26, 1998 - Annual Meeting of Stockholders
         B.       Election of Directors - all nominees elected

Item 5 - Other Information
         None
Item 6 - Exhibits and Reports on Form 8-K
         Exhibit 27 - Financial Data Schedule
         The Company filed no reports on form 8-K during the quarter

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           IMTEC, INC.






                  BY:_____/s/ Richard L. Kalich__________
                           Richard L. Kalich
                           President & Chief Executive Officer






                  BY:____/s/ George S. Norfleet III________
                           George S. Norfleet III
                           Secretary / Treasurer