Form 10-Q
period 1999-03-31
IMTEC INC
filed 1999-05-14
CIK 730045

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                            Washington, DC 20549

                                                     FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934.

For the quarterly period ended March 31, 1999.

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





APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of April 28, 1999,   1,587,313

IMTEC, INC.

INDEX

                                                                         Page #
Part I   Item 1   Unaudited Financial Information

                  Condensed Balance Sheets -
                       March 31, 1999 and June 30, 1998                  3 - 4

                  Condensed Statements of Income -
                       Three Months and Nine Months Ended
                           March 31, 1999 and 1998                        5

                  Condensed Statements of Cash Flows
                       Three Months and Nine Months Ended
                           March 31, 1999 and 1998                        6

                  Notes to Condensed Financial Statements                7 - 8

         Item 2   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      9

         Item 3   Quantitative and Qualitative Disclosures about         11
                       Market Risk

Part II  Other Information

         Item 4   Submission of Matters to a Vote of
                  Security Holders                                       12

         Item 6   Exhibits and Reports on Form 8-K                       12

         Signatures                                                      13

PART I - FINANCIAL INFORMATION
ITEM 1     UNAUDITED FINANCIAL INFORMATION
IMTEC, INC.
CONDENSED BALANCE SHEETS (Unaudited)

                                                                  March 31,              June 30,
                                                                      1999                 1998  .
ASSETS

Current Assets:
      Cash                                                        $  39,099             $  84,100
      Accounts receivable
           Trade, less allowance for doubtful accounts:
                March 31, 1999 - $213,000
                June 30, 1998 - $198,000                          2,611,243             2,259,107

      Inventories                                                 2,472,717             2,286,123
      Prepaid expenses and deferred charges                          83,495                60,725
      Deferred income tax                                            85,941                85,941
                                                                -----------           -----------

                Total Current Assets                              5,292,495             4,775,996
                                                                 ----------            ----------

Plant and equipment - net                                         2,167,103             1,587,914

Other assets:
      Deposits                                                       73,805                60,347
      Computer software - net                                        69,254                97,469
      Other intangibles - net                                     1,773,460             1,832,023
                                                                -----------           -----------

                                                                $ 9,376,117           $ 8,353,749
                                                                  =========             =========

The accompanying notes are an integral part of these condensed financial statements.

IMTEC, INC.
CONDENSED BALANCE SHEETS (Unaudited) (CONTINUED)

                                                                  March 31,              June 30,
                                                                     1999                  1998  .
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable - bank                                       $  520,956         $           0
      Current installments of long term debt                        235,567               235,567
      Accounts payable                                              650,206               469,972
      Income tax payable                                            168,748                33,323
      Accrued liabilities
           Salaries and wages                                       240,950               486,555
           Commissions                                              227,850                68,375
           Other                                                    287,187               432,165
                                                                 ----------             ---------

                Total current liabilities                         2,330,964             1,725,957

Long term debt less current installments                            373,403               575,118

Stockholders' equity:
      Common stock - $.01 par value;
           authorized 5,000,000 shares, issued and outstanding:
           1,587,313 shares March 31, 1999
           1,585,713 shares June 30, 1998                            15,873                15,857
      Additional paid-in capital                                  2,599,163             2,591,629
      Retained earnings                                           4,056,714             3,445,188
                                                                 ----------            ----------

                Total stockholders' equity                        6,671,750             6,052,674
                                                                 ----------            ----------

                                                                $ 9,376,117           $ 8,353,749
                                                                   ========              ========

The accompanying notes are an integral part of these condensed financial statements.

IMTEC, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                               Nine Months Ended                  Three Months Ended
                                                     March 31,                          March 31,
                                                1999          1998                 1999             1998
                                                ----          ----                 ----             ----
Net sales                                $ 9,949,040   $ 8,588,595          $ 3,736,654      $ 3,184,630
Cost of sales                              5,687,331     4,528,000            2,059,691        1,707,777
                                         -----------   -----------          -----------      -----------

              Gross profit                 4,261,709     4,060,595            1,676,963        1,476,853

Selling, general and
     administrative expenses               2,845,365     2,520,861            1,105,089          929,142
Research and development
     expenses                                352,444       439,561              109,027          149,548
                                          ----------    ----------            ----------      ----------

              Operating profit             1,063,900     1,100,173              462,847          398,163

Other Income (Expense)
     Other income 2,984                       31,936            66                6,953
     Interest expense                        (55,591)      (56,807)             (16,354)         (21,917)
                                         ------------   -----------          -----------      -----------

Income before income taxes                 1,011,293     1,075,302              446,559          383,199

Income tax expense                           399,749       425,886              172,695          151,715
                                          ----------    ----------            ---------        ---------

     Net income                           $  611,544    $  649,416           $  273,864       $  231,484
                                             =======       =======              =======          =======

Earnings per share - Basic               $      0.39   $      0.42          $      0.17       $     0.15
                                             =======       =======              =======           ======

Earnings per share - Diluted             $      0.37   $      0.40          $      0.17       $     0.14
                                             =======        ======              =======           ======

The accompanying notes are an integral part of these condensed financial statements.

IMTEC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    Nine Months Ended
                                                                        March 31,
                                                                    1999            1998
                                                                    ----            ----
Cash flows from operating activities:
     Net income                                                $ 611,544      $  649,416
     Adjustments to reconcile net income to
     net cash provided by operating activities-
         Depreciation & amortization                             408,401         402,257
Increase ( decrease) in cash from:
     Accounts receivable                                        (365,594)       (312,060)
     Marketable securities                                             -          40,999
     Inventory                                                  (186,594)       (863,238)
     Prepaid expenses and other assets                           (22,770)        (50,133)
     Accounts payable                                            180,234          73,354
     Income tax payable                                          135,425          77,712
     Accrued liabilities                                        (231,608)        (23,122)
                                                              -----------      ----------
     Net cash provided by (used in)
         operating activities                                    529,038          (4,815)
Cash flows from investment activities-
     Expenditures for property & equipment,
         computer software and other
         intangible assets                                      (900,833)     (2,322,269)
                                                                ---------     -----------

Cash flows from financing activities:
     Net borrowing under line of credit                          520,956               -
     Proceeds from long term debt                                      -       1,200,000
     Principal payments on long term debt                       (201,715)       (221,878)
     Proceeds from issuance of stock                               7,553         102,281
                                                              ----------        --------
     Net cash provided by (used in) finance
         activities                                              326,794       1,080,400
                                                               ---------       ---------

Net increase (decrease) in cash                                  (45,001)     (1,246,684)
Cash at the beginning of period                                   84,100       1,352,562
                                                                --------       ---------
Cash at the end of period                                      $  39,099      $  105,878
                                                                 =======         =======
Supplemental Information Disclosures:
         Interest paid                                          $ 55,591        $ 56,807
         Income taxes paid                                     $ 144,324       $ 548,175
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

         This financial statement should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998, which includes financial statements and notes thereto for the years ended June 30, 1998, 1997, 1996.

         The results of operations for the nine-month period ended March 31, 1999 may not necessarily be indicative of the results to be expected for the full year.


2 -      Inventories

         Inventories consist of:
                                                  March 31,            June 30,
                                                      1999                1998

         Finished Products                      $   115,590          $  158,907
         Work in Process                            472,227             190,122
         Purchased Components                     2,084,900           1,937,094
                                                -----------         -----------

                                               $  2,472,717         $ 2,286,123
                                                   ========            ========



3 -      Liability for Estimated Product Warranty

         On March 31, 1999 and June 30, 1998, the Company had provided approximately $141,000 and $125,000, respectively, against future product warranties based on its experience with customer claims. Warranty expenses amounted to approximately $61,000 for the nine-month period ended March 31, 1999 and $58,000 for the nine-month period ended March 31, 1998.

4 -      Earnings per Common Share


         Basic earnings per share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Dilutive earnings per share reflect the effects of the Company's outstanding options (using the treasury stock method at the average price during the period) except where such items would be antidilutive.

         A reconciliation of weighted average shares used for the basic calculation and that used for the diluted calculation was as follows:

                                                             Nine months ended March 31,
                                                              1999                  1998

Weighted average shares - basic                          1,586,788             1,560,998
Dilutive effect of options                                  59,224                82,128
                                                        ----------            ----------
Weighted average shares - diluted                        1,646,012             1,643,126
                                                           =======               =======

                                                            Three months ended March 31,
                                                              1999                  1998

Weighted average shares - basic                          1,587,313             1,577,171
Dilutive effect of options                                  46,148                75,456
                                                        ----------            ----------
Weighted average shares - diluted                        1,633,461             1,652,627
                                                           =======               =======


5 -      Pro Forma Information

         On August 12, 1997, IMTEC acquired the Customark division of Markem Crop. The following pro forma information reflects operations had Customark been a part of IMTEC since July 1, 1997.

                                        Nine Months Ended              Three Months Ended
                                               March 31,                    March 31,
                                           1999           1998              1999         1998
                                           ----           ----              ----         ----
Revenues                              $9,949,040      $8,783,199         $3,736,654       $3,184,630
Net Income                              $611,544        $660,487           $273,864         $231,484
Diluted Earnings per Share                 $0.37           $0.40              $0.17            $0.14

         The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition actually been made at the beginning of fiscal 1998.

Item 2 IMTEC, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 31E of the Securities Exchange Act of 1934, as amended. These forward looking statements represent the Company's present expectations or beliefs concerning future events; however, the Company cautions that such statements are qualified by important factors. Such factors could cause actual results to differ materially from those indicated in Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended March 31, 1999
as compared to Three Months and Nine Months Ended March 31, 1998

         Revenues for the three months and nine months ended March 31, 1999 increased approximately 17.3% and 15.8% respectively over the corresponding periods in 1998.

         Revenues from labels and printing supplies were $2,516,016 and $6,945,896 for the three-month and nine-month periods ended March 31, 1999 compared to $2,278,074 and $6,302,998, respectively, for the same periods last year. Revenue from labels and printing supplies represented 67.3% and 69.8% of total revenue for the three month and nine month periods ended March 31, 1999 compared to 71.5% and 73.4%, respectively, for the same periods last year. Management believes that the increase in sales of labels and printing supplies is attributable to an increase in the bredth of the product line, the sales force and production capacity.

         Revenues from the sales of Industrial Equipment were $1,220,638 and $3,003,144 for the three and nine-month periods ended March 31, 1999 compared to $906,556 and $2,285,597 for the same periods in 1998. Industrial Equipment sales represented 32.7% and 30.2% of total revenue for the three month and nine month periods ended March 31, 1999 compared to 28.5% and 26.6%, respectively, for the same periods last year. Management believes that this trend in Industrial Equipment sales will continue for the proximate future due to new products and an increase in the number of resellers of the product line and the geographic coverage. Equipment backlog was $376,400 at March 31, 1999 compared to $620,000 at March 31, 1998.

         Total backlog, for all products, as of March 31, 1999 was approximately $3,713,000, of which approximately $1,829,000 is shipable by June 30, 1999, compared to $2,414,000 as of March 31, 1998.

         Cost of sales as a percentage of revenue for the three months and nine months ended March 31, 1999 were 55.1% and 57.2%, respectively, compared to 53.6% and 52.7% for the same periods in 1998. The increase in the cost of goods is related to the significant increase in large volume sales.

         Selling,   general  and  administrative   expenses  were  approximately
$1,105,000  for  the  three  months  ended  March  31,  1999  and  approximately
$2,845,000 for the nine months ended March 31, 1999, as compared to approximately $929,000 and approximately $2,521,000, respectively, for the corresponding periods ended March 31, 1998. The increase for the 1999 periods is primarily attributable to increased sales and marketing activity.

         Research and development expenses for the three months and nine months ended March 31, 1999 were approximately $109,000 (2.9% of revenue) and approximately $352,000 (3.5% of revenue) compared to approximately $150,000 (4.7% of revenue) and approximately $440,000 (5.2% of revenue), respectively, for the same periods last year.

         The Company's effective tax rate was approximately 40% for all periods presented, and are based on the Company's estimated effective tax rate for the full year.

         Net income for the three months and nine months ended March 31, 1999 was $273,864 and $611,544, respectively, compared to $231,484 and $649,416, respectively, for the same periods ended March 31, 1998.

         At the beginning of the fourth quarter, the Company's Board of Directors appointed Steve Anton as President and CEO. The Company will expense, in the fourth quarter, the severance fee of his predecessor, relocation cost and search fees. The total amount to be expensed will be approximately $265,000, or about $0.10 per dilutied share, after tax.


LIQUIDITY AND CAPITAL RESOURCES:

         As of March 31, 1999, the Company's principal available sources of liquidity were, respectively, operations, a $2,000,000 bank line of credit, of which $1,479,044 was available as of March 31, 1999 and a five year term loan for $1,200,000, with a remaining balance of $608,970 at March 31, 1999.

         Accounts receivable increased by $352,136, from $2,259,107 at June 30, 1998 to $2,611,243 at March 31, 1999, a direct result of the increase in sales revenues

         Inventories increased by $186,594, from $2,286,123 at June 30, 1998 to $2,472,717 at March 31, 1999, as a result of increasing levels of business in the sales of labels and printing supplies.

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

Recent Accounting Pronouncements

         Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," was adopted by the Company during the first quarter and it had no effect upon the Company's financial position, results of operation or financial statement disclosures as it does not have any element of comprehensive income. SFAS No. 131, "Disclosure About Segments of an Enterprise & Related Information," will be adopted for the Company's fiscal 1999 annual financial statements. The Company is currently evaluating the effect that the new standard will have on disclosures in its annual financial statements.

         In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years that begin after June 15, 1999. The Company is currently accessing the impact, but does not anticipate that the adoption of this statement will have a material effect on its financial statements.

Year 2000

         The  Company  has  reviewed  the  issue  of  Year  2000.   All  of  the
manufacturing and accounting software has been brought into compliance, effective June 16,1998. There are neither internal clocks nor dating mechanisms within the Company's products that would be affected by changing dates. The Company is confident that its products and services will continue uninterrupted into the new millennium. No material additional costs are anticipated at this time.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's outstanding long-term and short-term debt at March 31, 1999 bears interest at variable rates; therefore, the Company's results of operations would be affected by interest rate changes to the extent of the notes outstanding. Due to the short term nature and insignificant amount of the Company's notes payable and the decreasing amounts of the long-term debt, an immediate 10 percent change in interest rates would not have a material effect on the Company' results of operations over the next fiscal year.

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
         None

Item 2 - Changes in Securities
         Not applicable

Item 3 - Defaults upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of Security Holders
         None

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K
         Exhibit 27 - Financial Data Schedule
         The Company filed no reports on Form 8-K during the quarter.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   IMTEC, INC.

May 14, 1999




                                    BY:_______/s/ Steven D. Anton___________
                                                  Steven D. Anton
                                        President & Chief Executive Officer






                                    BY:______/s/ George S. Norfleet III_________
                                                George S. Norfleet III
                                                 Secretary / Treasurer