Form 10-K
period 1999-06-30
IMTEC INC
filed 1999-09-30
CIK 730045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934
For the fiscal year ended:                              June 30, 1999
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

State the aggregate market value of the voting stock held by non-affiliates of
the registrant as of September 1, 1999:                              $4,738,750

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of September 1, 1999:            1,587,313

DOCUMENTS INCORPORATED BY REFERANCE
         Part III Registrant's Proxy Statement for its Annual Meeting scheduled to be convened on November 1, 1999

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

         The Company acquired the Customark division of Markem Corporation in August 1997. A Form 8-K, dated August 26, 1997, was filed related to this acquisition.

         The Company was incorporated in Vermont on March 17, 1982 under the name Imaging Technologies, Inc., and was reincorporated in Delaware under its present name on September 22, 1983. The Company's executive offices are located at One Imtec Lane, Bellows Falls, Vermont 05101, and its telephone number is
(802) 463-9502.

         (b) Financial Information About Industry Segments

                See note 12 in the financial statements.

         (c) Narrative Description of Business


Products and Services

         The Company markets high-performance labels, label material, ribbons and laminates, and produces preprinted bar code labels for customers who prefer outsourcing of label printing. Although the Company sells a broad variety of label materials, the Company focuses on high performance label materials, designed to perform in demanding environments. Sales of such labeling supplies accounted for 70.5%, 71.5 % and 72.1% of the Company's revenues during fiscal years 1999, 1998 and 1997, respectively.

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

         These labeling systems are microprocessor driven and involve proprietary software, label applicator elements and transport, cutting and laminating devices. The systems often include scanners, detectors and printers supplied by unaffiliated manufactures. Equipment sales accounted for 29.5%, 28.5% and 27.9% of the Company's revenue during fiscal years 1999, 1998 and 1997, respectively.


Marketing and Sales

         The Company's marketing efforts are directed to those industries and businesses that have a need for bar coded labels and labeling systems. The Company conducts its marketing and sales efforts primarily through an in-house sales staff of 26 full-time employees and its executive officers; 2 sales management offices in the Metropolitan areas of Chicago, IL and Asheville, NC, respectively, each of which employs one full-time sales employee; and an independent reseller network consisting of 41 certified distributors and an additional 60 resellers throughout the United States who market other bar code products in addition to the Company's.

         The Company also conducts marketing efforts and sales throughout Canada, Latin America, Europe, and the Pacific Rim through resellers and distributors.

         The Company supplements these efforts by advertising, publishing articles in trade and business journals, and participating in trade shows.

Manufacturing and Sources of Supply

         The Company purchases, from non-affiliated manufacturers, substantially all of the printers that it incorporates into its bar code printers. As there are numerous manufacturers and distributors of printers, the Company does not anticipate experiencing any curtailment in the availability of printers.

         The Company is not materially dependent on any one supplier for its computer software, bar code printing supplies or components used in assembling its present or proposed products. It currently uses a number of outside contractors to fabricate machine parts and sub-assemblies for its products but is not currently materially dependent on any one such contractor.


Patents and Trademarks

         During the current fiscal year the Company received one new patent. As of June 30, 1999, the Company owned ten patents, expiring at various dates ranging from 2001 to 2009, and eleven trademarks, respectively. Registrations of trademarks in nine foreign countries have been issued. The Company does not believe the proprietary protection afforded by such patents and trademarks is of material importance to its current or future operations or prospects.


Warranty

         The Company's personnel install its products and train customers' personnel in their operation and service. The Company's personnel also service such products when a customer's own staff is unable to diagnose or correct a problem. The Company provides warranty for its enhanced printers for a one-year period for parts and in-house labor. The Company also offers service and warranty contracts directly to its customers.


Customers

         The Company's primary customers are those businesses in industries that utilize bar code labels and labeling systems. The Company's customers include, but are not limited to, the fields of electronics, distribution, automotive and consumer's goods manufacturers. No one customer accounted for more than 10% of the Company's revenues during fiscal years 1999, 1998 and 1997.


Backlog

         The aggregate backlog of firm orders for the Company's products as of June 30, 1999 was approximately $2,846,000 as compared with $1,590,000 at June 30, 1998. Approximately $2,554,000 of the current backlog is for media supplies with scheduled shipping dates over the next 12 months. The balance of the current backlog of $292,000 is for equipment, including several orders for multiple units, with scheduled delivery over several months. The Company anticipates that substantially all of its backlog will be filled during the current fiscal year. Competition

         The Company competes with several other companies in the sale of its bar code accessories, supplies and services, and many of these companies are larger and have greater financial resources. The Company recognizes approximately 10 direct competitors in its field; however, the Company believes that no one competitor is a dominant factor therein.

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

Research and Development

         The Company conducts on-going research and development to refine, improve and enhance its product lines. Research and development expenses were $473,789, $577,864 and $591,767 in the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The research and development expenses were primarily attributable to the Company's efforts with respect to its specialized bar code labeling systems and proprietary materials.


Employees

         As of June 30, 1999, the Company employed 93 persons on a full time basis, including 8 employees in administration, 31 in marketing and sales, 8 in research and development and 46 in service and manufacturing.

         None of the Company's employees are represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.


(d) Financial Information about Foreign and Domestic Operations and Export Sales

         Export sales aggregated approximately $2,365,000 in fiscal 1999, $2,125,000 in fiscal 1998 and $1,979,000 in fiscal 1997, representing 17.0%,
17.0% and 22.5%, respectively, of the Company's sales in such fiscal years. While our export sales are generally denominated in U.S. dollars, our international business may be affected by changes in demand resulting from fluctuations in currency exchange rates, trade restrictions and duties and other political and economic factors. The Company has no significant assets outside of the United States and all export sales in such years were made to persons or entities that had no affiliation to the Company.

                                            Fiscal Years Ended June 30,
                                     1999              1998             1997
                                     ----              ----             ----
   Latin America                      53%               32%                -
   Pacific Rim                        21%               35%              46%
   Canada                             15%               14%              15%
   Europe                             10%               12%              26%
   Others                              1%                7%              13%
                                     ----              ----             ----
                                     100%              100%             100%
                                     ====              ====             ====

Item 2.  PROPERTIES

         The Company currently occupies approximately 15,000 square feet in leased facilities and a plot of land measuring 11.59 acres situated in the Rockingham Industrial Park, Bellows Falls, Vermont, which house the Company's executive and administrative offices, and its bar code manufacturing and shipping facilities. The lease expires on December 31, 1999. The Company has the right to extend the lease for an additional five-year term and to purchase the building at any time at a purchase price equal to the then outstanding principal balance and accrued interest of a $525,000 Vermont Industrial Development Authority Industrial Development Revenue Bond, issued in May, 1985. Annual rent through June 30, 1999 at this facility is $54,000. The lease provides that the Company shall pay property taxes and utility charges. Sufficient land is available to allow for future expansion.

         The Company also leases approximately 19,100 square feet in facilities at 33 Bridge Street, Bellows Falls, Vermont, which house additional manufacturing and storage facilities. This lease expires December 31, 2000 and the Company has the right to extend the lease for two terms of five years each. Annual rent through June 30, 1999 at this facility is $68,000.

         The Company also leases approximately 9,000 square feet in facilities at 17 Bradco Road, Keene, New Hampshire, which house additional manufacturing and sales facilities. This lease expires May 31, 2000 and the Company has the right to extend the lease for another term of three years. Annual rent through June 30, 1999 at this facility is $52,920.

         The Company also leases approximately 5,500 square feet in facilities at 90 Pattison Street, Evans City, Pennsylvania, which house additional manufacturing facilities. This lease expires April 30, 2001 and the Company has the right to extend the lease for another term of three years. Annual rent through June 30, 1999 at this facility is $19,250.

         The Company plans to consolidate the majority of its New England facilities into a newly constructed 56,000 square foot building located in
Keene, NH, which the Company intends to lease from Monadnock Economic Development Corporation of Keene, NH. The Company expects to begin the move in May, 2000. The Company signed a letter of intent on April 9, 1999 to lease new office and production facilities in Keene, NH. Although the lease has not yet been finalized, the lease calls for estimated annual rental payments of $300,000 and is expected to commence on May 1, 2000.


Item 3.  LEGAL PROCEEDINGS

         There is no material litigation currently pending, or, to the Company's knowledge, threatened against the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

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

1999                                        HIGH TRADE        LOW TRADE

First Quarter                               $ 12 7/8          $  9 1/4
Second Quarter                                10 7/8             6 1/2
Third Quarter                                  8 1/2             5 1/4
Fourth Quarter                                 9 1/4             5 1/8

1998

First Quarter                               $ 10              $  8
Second Quarter                                12 1/2             8 1/2
Third Quarter                                 11 1/2             8 3/4
Fourth Quarter                                13                10 1/16

         (b)  Holders

         At June 30, 1999, there were approximately 310 registered shareholders of record of the Company's Common Stock.

         (c) Dividends

         The Company has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. Any decision as to future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deem relevant.


Item 6.  SELECTED FINANCIAL DATA

Years Ended June 30,
                                    1999             1998              1997             1996              1995

Net Sales                           $13,925,231      $12,510,555       $ 8,801,389      $ 9,114,405       $10,272,846

Income before Income Tax and
Cumulative Effect of Accounting
Change                              $ 1,541,605      $ 1,632,801       $   921,458      $ 1,176,569       $ 1,196,532

Income Tax Expense                  $   610,638      $   648,179       $   365,384      $   457,246       $   345,437

Income Before Cumulative Effect
Of Accounting Change                $   930,967      $   984,622       $   556,074      $   719,323       $   851,095

Cumulative Effect of Accounting
Change, Net of Income
Tax Benefit                         $    51,240      $         0       $              0 $         0       $         0

Net Income                          $   879,727      $   984,622       $   556,074      $   719,323       $   851,095

Basic Net Income per
Common Share  (a)                   $       .55      $       .63       $       .36      $       .48       $       .58

Diluted Net Income per
Common Share  (a)                   $       .54      $       .60       $       .34      $       .46       $       .57

At Year-End:
Total Assets                        $10,087,516      $ 8,353,749       $ 6,152,363      $ 5,439,085       $ 5,268,176

Long-Term Debt                      $   309,291      $   575,118       $         0      $         0       $         0
- ----------------

(a) The net income per share amounts for Fiscal 1999 include a net loss of $0.04 per share for basic and $0.03 per share for diluted attributable to the cumulative effect of accounting change.

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


Fiscal year ended June 30, 1999 as compared to fiscal year ended June 30, 1998.

         Revenues   for  the  fiscal   year   ended  June  30  1999,   increased
approximately 11.3% over the fiscal year ended June 30, 1998.

         Revenues from Bar Code labels and printing supplies were $9,822,661 for the fiscal year ended June 30, 1999, as compared to $8,942,540 for the year ended June 30, 1998, an increase of 9.8%. The sale of Bar Code labels and printing supplies represented approximately 70.5% of total revenues for fiscal year 1999 as compared to 71.5% of total revenues for fiscal year 1998.

         Revenues from the sales and service of Industrial Bar Code Equipment were $4,102,570 for the year ended June 30, 1999, up 15.0% when compared to $3,568,015 for the year ended June 30, 1998. Industrial Bar Code Equipment revenues represented 29.5% of total revenues in fiscal year 1999 compared to 28.5% of total revenues in fiscal year 1998. The increase in bar code equipment sales in fiscal year 1999, when compared to fiscal year 1998, is primarily attributable to the increase in sales and marketing activity and a broader, more comprehensive product line.

         Cost of sales were 55.7% of net sales for fiscal 1999 compared to 52.5% for fiscal 1998. Material costs, as a percentage of net sales, increased approximately 9.0% due to more competitive pricing of the product lines. Other cost increases are related to additional labor required to handle larger volumes of business.

         Selling, general and administrative expenses represented 29.3% of net sales in fiscal year 1999 and 29.5% of net sales in fiscal year 1998. These expenses for fiscal 1999 increased by approximately $391,000 over fiscal 1998 levels. A significant portion of this increase reflects severance benefits and transition costs of approximately $253,000 incurred relating to the change of the Company's Chief Executive Officer.

         Research and Development expenses represented 3.4% of net sales in fiscal year 1999 and 4.6% of net sales in fiscal year 1998. The actual costs decreased by approximately $104,000. This decrease is primarily due to the temporary redeployment of several of the Company's personnel to direct labor and field service.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all start-up activities and organizational costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, however, early adoption is encouraged. The Company adopted this SOP in the fourth quarter of Fiscal 1999. The adoption of this statement resulted in a charge of $51,240 (net of an income tax benefit of $33,609), which is included in the Statement of Operations as a cumulative effect of accounting change. The cumulative effect of the adoption of SOP 98-5 is calculated as if the new statement was adopted as of the beginning of the year. Had the Company adopted this statement in the first quarter of the fiscal year, the cumulative effect, net of income taxes of $51,240, would have been reported in the Company's first quarter. The impact on operating income had this statement been adopted in the first quarter would have been to increase operating income by approximately $2,000 for the first, second and third quarters, respectively.

         Operating Income, prior to the charges arising from the change at the C.E.O. position, was approximately $1,869,000 for fiscal 1999 compared to approximately $1,675,000 for fiscal 1998. This represents an increase of approximately 11.6%.

         Interest Expense for fiscal year 1999 was $77,717, compared to $78,242 in fiscal 1998.

         Interest Income generated during fiscal year 1999 was $1,052, compared to $28,502 during fiscal year 1998. This interest was earned on the balance of cash and cash equivalents. The decrease from 1998 was the result of decreased cash balances during the year.

         Income before taxes and before the cumulative effect of accounting change was $1,541,605 in fiscal year 1999 compared to $1,632,801 in fiscal year 1998, reflecting a 5.6% decrease.

         Income tax expense was $610,638 for the fiscal year ended June 30, 1999, compared to $648,179 in fiscal year 1998. The tax rate remains at approximately 40% of income before taxes.

         At June 30,  1999 and  1998,  the  Company  had  accrued  $136,633  and
$124,570,  respectively,   against  future  product  warranty  claims  based  on
experience with customer claims. Warranty expense charged to operations was $82,565 and $77,266 for the years ended June 30, 1999 and 1998, respectively.


Fiscal year ended June 30, 1998, as compared to fiscal year ended June 30, 1997.

         Revenues   for  the  fiscal   year   ended  June  30  1998,   increased
approximately 42.1% over the fiscal year ended June 30, 1997.

         Revenues from Bar Code labels and printing supplies were $8,942,540 for the fiscal year ended June 30, 1998, as compared to $6,345,047 for the year ended June 30, 1997, an increase of 40.9%. The sale of Bar Code labels and printing supplies represented approximately 71.5% of total revenues for fiscal year 1998 as compared to 72.1% of total revenues for fiscal year 1997.
Approximately 70.0% of the increase is the result of the acquisition of the Customark division of Markem Corporation in August 1997.

         Revenues from the sales and service of Industrial Bar Code Equipment were $3,568,015 for the year ended June 30, 1998, up 45.3% when compared to $2,456,342 for the year ended June 30, 1997. Industrial Bar Code Equipment revenues represented 28.5% of total revenues in fiscal year 1998 compared to 27.9% of total revenues in fiscal year 1997. The increase in bar code equipment sales in fiscal year 1998, when contrasted with fiscal year 1997, is primarily attributable to the increase in sales and marketing activity and a broader, more comprehensive product line.

         Cost of sales improved to 52.5% of net sales for fiscal 1998 compared to 53.2% for fiscal 1997.

         Selling, general and administrative expenses represented 29.5% of net sales in fiscal year 1998 and 30.1% of net sales in fiscal year 1997. These expenses for fiscal 1998 increased by $1,036,332 over fiscal 1997 levels. The majority of the dollar increase is related to compensation for the growing sales and marketing personnel.

         Research and Development expenses represented 4.6% of net sales in fiscal year 1998 and 6.7% of net sales in fiscal year 1997. The actual costs decreased by about $13,900.

         Interest Expense for fiscal year 1998 was $78,242, reflecting debt incurred to finance the acquisition of the Customark business. The Company had no interest expense for fiscal years 1997 and 1996.

         Interest Income generated during fiscal year 1998 was $28,502, compared to $42,357 during fiscal year 1997. This interest was earned on the balance of cash and cash equivalents and marketable investment securities. The decrease was the result of using the cash to acquire the above-mentioned business.

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

CAPITAL RESOURCES AND LIQUIDITY:

         As of June 30, 1999, the Company's principal available sources of liquidity were: operations, and a $2,000,000 bank line of credit, of which approximately $1,200,000 was available as of June 30, 1999.


         Net accounts receivable at June 30, 1999 increased 40.2% when compared to June 30, 1998. This is the result of allowing several customer accounts to extend well beyond terms. The Company recognizes the problem and has taken very deliberate steps to improve its days outstanding. Those steps include the hiring of two administrative personnel to accelerate collections. The Company has increased its allowance for doubtful accounts from $198,000 at June 30, 1998 to $260,000 at June 30, 1999, which the Company believes is adequate to cover bad debts associated with the increased receivables balance.

         Inventories increased by $179,249, from $2,286,123 at June 30, 1998 to $2,465,372 at June 30, 1999, as a result of increasing levels of business in sales across the entire product line.

         The Company's capital commitments for fiscal 2000 are expected to be at approximately the same level as fiscal 1999. However, the Company is currently analyzing the effect that the proposed leased facility will have on capital commitments.

         The Company believes that it will be able to offset the effects of inflation by selected price increases in its products, although it can give no assurances in this regard.

         The Company anticipates that cash flows from operations, together with current cash and cash equivalents balances and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the foreseeable future.

Recent Accounting Pronouncements:

         As discussed above, in Fiscal 1999, the Company adapted SOP 98-5, "Reporting on the Costs of Start-Up Activities."

         Effective July 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The standard requires the reporting of certain information about operating segments including the basis of presentation and segment profit or loss. The disclosures relating to this statement are included in Note 12.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended in June 1999, and effective for fiscal years, including fiscal quarters, beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company is currently analyzing the impact this statement will have on its financial statements.



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


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's outstanding short-term debt at June 30, 1999 bears interest at a variable rate; therefore, the Company's results of operations would be affected by interest rate changes to the extent of the notes outstanding. Due to the short-term nature, an immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
IMTEC, Inc.
Bellows Falls, Vermont

We have audited the accompanying balance sheets of IMTEC, Inc. as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of IMTEC, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP

Boston, Massachusetts
August 31, 1999


IMTEC, INC.

BALANCE SHEETS
JUNE 30, 1999 AND 1998
- ---------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                   1999               1998
CURRENT ASSETS:
   Cash and cash equivalents                                                      $    55,260        $    84,100
   Accounts receivable (less allowance for doubtful accounts
     of $260,000 in 1999 and $198,000 in 1998)                                      3,166,970          2,259,107
   Inventories                                                                      2,465,372          2,286,123
   Prepaid expenses, deferred charges and other current assets                        143,149            121,072
   Deferred tax asset                                                                 160,570             85,941
                                                                                   ----------         ----------
         Total current assets                                                       5,991,321          4,836,343
                                                                                   ----------         ----------
PROPERTY AND EQUIPMENT - Net                                                        2,346,727          1,587,914

COMPUTER SOFTWARE - Net                                                                65,987             97,469

OTHER INTANGIBLES - Net                                                             1,683,481          1,832,023
                                                                                   ----------         ----------
                                                                                  $10,087,516        $ 8,353,749
                                                                                   ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                              $   257,155        $   235,567
   Note payable                                                                       794,253                  -
   Accounts payable                                                                   750,302            469,972
   Income taxes payable                                                               120,989             33,323
   Accrued liabilities:
     Salaries and wages                                                               204,503            486,555
     Commissions                                                                       77,376             68,375
     Other                                                                            514,328            432,165
                                                                                   ----------         ----------
         Total current liabilities                                                  2,718,906          1,725,957
                                                                                   ----------         ----------
LONG-TERM LIABILITIES:
   Long-term deferred tax liability                                                   119,368                  -
   Long-term bank debt                                                                309,291            575,118
                                                                                   ----------          ----------
         Total long-term liabilities                                                  428,659            575,118
                                                                                   ----------          ----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value; authorized, 5,000,000 shares; issued and
     outstanding: 1999, 1,587,313 shares; 1998, 1,585,713 shares                       15,873             15,857
   Additional paid-in capital                                                       2,599,163          2,591,629
   Retained earnings                                                                4,324,915          3,445,188
                                                                                   ----------         ----------
         Total stockholders' equity                                                 6,939,951          6,052,674
                                                                                   ----------         ----------
                                                                                  $10,087,516        $ 8,353,749
                                                                                   ==========         ==========
See notes to financial statements.


IMTEC, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
- ---------------------------------------------------------------------------------------------------------------------------


                                                                      1999                1998                1997

NET SALES                                                         $13,925,231         $12,510,555         $ 8,801,389

COST OF SALES                                                       7,755,267           6,568,050           4,682,513
                                                                   ----------          ----------          ----------
GROSS PROFIT                                                        6,169,964           5,942,505           4,118,876

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        4,079,905           3,689,271           2,652,939

RESEARCH AND DEVELOPMENT EXPENSES                                     473,789             577,864             591,767
                                                                   ----------          ----------          ----------
OPERATING INCOME                                                    1,616,270           1,675,370             874,170
                                                                   ----------          ----------          ----------
OTHER INCOME (EXPENSE):
  Interest income                                                       1,052              28,502              42,357
  Interest expense                                                    (77,717)            (78,242)                  -
  Gain on disposal of property and equipment
    and other assets                                                    2,000               7,171               4,931
                                                                   ----------          ----------          ----------
                                                                      (74,665)            (42,569)             47,288
                                                                   ----------          ----------          ----------
INCOME BEFORE INCOME TAX EXPENSE AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            1,541,605           1,632,801             921,458

INCOME TAX EXPENSE                                                    610,638             648,179             365,384
                                                                   ----------          ----------          ----------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                   930,967             984,622             556,074

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
  NET OF INCOME TAX BENEFIT                                            51,240                   -                   -
                                                                   ----------          ----------          ----------
NET INCOME                                                        $   879,727         $   984,622         $   556,074
                                                                   ==========          ==========          ==========
BASIC INCOME PER SHARE BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                                     $      0.59         $      0.63         $      0.36

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                  (0.04)                  -                   -
                                                                   ----------          ----------          ----------
BASIC NET INCOME PER COMMON SHARE                                 $      0.55         $      0.63         $      0.36
                                                                   ==========          ==========          ==========

DILUTED INCOME PER SHARE BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                                     $      0.57         $      0.60         $      0.34

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                  (0.03)                  -                   -
                                                                   ----------          ----------          ----------
DILUTED NET INCOME PER COMMON SHARE                               $      0.54         $      0.60         $      0.34
                                                                  ===========          ==========          ==========

WEIGHTED SHARES FOR BASIC COMPUTATION                               1,586,892           1,566,652           1,548,095
                                                                  ===========          ==========          ==========

WEIGHTED SHARES FOR DILUTED COMPUTATION                             1,638,440           1,654,658           1,617,739
                                                                  ===========          ==========          ==========

See notes to financial statements.


IMTEC, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
- ---------------------------------------------------------------------------------------------------------------------------


                                                Common Stock                Additional
                                                Number of                    Paid-in           Retained
                                                 Shares         Amount       Capital           Earnings         Total

BALANCE JULY 1, 1996                           1,545,088      $ 15,451     $ 2,449,517      $ 1,904,492    $ 4,369,460

   Tax benefit from exercise
      of stock options                                 -             -          19,393                -         19,393

   Common stock issued                             8,000            80          20,764                -         20,844
                                                --------       -------      ----------       ----------     ----------
   Net income                                          -             -               -          556,074        556,074

BALANCE JUNE 30, 1997                          1,553,088        15,531       2,489,674        2,460,566      4,965,771

   Common stock issued                            32,625           326         101,955                -        102,281
                                                --------       -------      ----------       ----------     ----------
   Net income                                          -             -               -          984,622        984,622

BALANCE JUNE 30, 1998                          1,585,713        15,857       2,591,629        3,445,188      6,052,674

   Common stock issued                             1,600            16           7,534                -          7,550
                                                --------       -------      ----------       ----------     ----------
   Net income                                          -             -               -          879,727        879,727

BALANCE JUNE 30, 1999                          1,587,313      $ 15,873     $ 2,599,163      $ 4,324,915    $ 6,939,951
                                                ========       =======      ==========       ==========     ==========

See notes to financial statements.

IMTEC, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
- ---------------------------------------------------------------------------------------------------------------------------


                                                                                 1999           1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  879,727      $  984,622     $  556,074
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                            585,172         544,899        534,024
       Loss on disposal of property and equipment and
         other intangible assets                                                 (2,000)         (7,171)        (4,931)
       Cumulative effect of accounting change                                    51,240               -              -
       Deferred income tax                                                       44,739          73,567        (63,178)
       Tax benefit from exercise of stock options                                     -               -         19,393
       Increase (decrease) in cash from:
         Accounts receivable                                                   (907,863)       (759,824)      (218,182)
         Inventories                                                           (179,249)       (770,798)       109,719
         Marketable investment securities                                             -          92,999        (38,328)
         Prepaid expenses, deferred charges and other current assets            (22,077)        (26,658)        89,227
         Accounts payable                                                       280,330         145,321       (105,769)
         Income taxes payable/refundable                                        121,275        (190,612)       311,021
         Accrued liabilities                                                   (190,888)        349,089         (1,199)
                                                                              ---------       ---------      ---------
              Net cash provided by operating activities                         660,406         435,434      1,187,871
                                                                              ---------       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for computer software                                            (8,909)        (43,100)       (46,704)
   Proceeds from disposal of property and equipment                               2,000           7,171          6,199
   Expenditures for property and equipment and other intangible assets       (1,239,901)       (680,933)      (723,771)
   Deposits                                                                           -               -        101,490
   Acquisition of Customark                                                           -      (1,900,000)              -
                                                                              ---------       ---------      ---------
              Net cash used by investing activities                          (1,246,810)     (2,616,862)      (662,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings - note payable bank                                           794,253               -              -
   Proceeds from long-term debt                                                       -       1,200,000              -
   Principal payments on long-term debt                                        (244,239)       (389,315)             -
   Proceeds from issuance of common stock                                         7,550         102,281         20,844
                                                                              ---------       ---------      ---------
              Net cash provided by financing activities                         557,564         912,966         20,844
                                                                              ---------       ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (28,840)     (1,268,462)       545,929

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     84,100       1,352,562        806,633
                                                                              ---------       ---------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                       $   55,260      $   84,100     $1,352,562
                                                                              =========       =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid                                                         $  445,000      $  765,000     $  182,000
   Interest paid                                                             $   77,717      $   78,242     $        -

See notes to financial statements.

IMTEC, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


1.    DESCRIPTION OF THE COMPANY'S BUSINESS

IMTEC, Inc. (the "Company") designs, manufactures and sells labeling systems. These systems include label printer laminators, label printer applicators, preprinted labels and labeling supplies. IMTEC products are designed for automated identification (bar coding) applications in the electronics, pharmaceutical, transportation, textile, automotive and warehousing industries. The Company conducts its marketing and sales efforts primarily through its in-house sales staff; two sales offices in different metropolitan areas in the United States; and throughout Canada, Latin America, Europe and the Far East through resellers and distributors. 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Management Estimates -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, useful lives of depreciable assets and intangibles, warranty accrual, and deferred income taxes, among others. Actual results could differ from those estimates.

Revenue Recognition - Product sales, including sales under contract, are recorded when the products are shipped.

Cash and Cash Equivalents - Cash and cash equivalents include all highly-liquid investments purchased with a remaining maturity of three months or less from date of purchase.

Inventories - Inventories are stated at the lower-of-cost-or-market. Cost is determined by the first-in, first-out method.

Property and Equipment - Property and equipment are carried at cost. Depreciation, including amortization of leasehold improvements, is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred and significant renewals and betterments are capitalized.

Computer Software - The cost of developing computer software to be included in the Company's products is expensed until the technological feasibility of the software is established. Subsequent costs are capitalized. Capitalized computer software costs are amortized using the straight-line method over the lesser of three years or the estimated life of the related product. Included in amortization expense is amortization of computer software of approximately $40,000, $40,000 and $61,000 during 1999, 1998 and 1997, respectively.

Other Intangibles - Other intangibles consist primarily of the cost of goodwill and patents and trademarks, which are amortized over their estimated useful lives. The composition at June 30 is as follows:

                                                                                                        Estimated
                                                                1999              1998                  Useful Life

     Goodwill                                                $1,655,112       $1,655,112                   20 years
     Patents and trademarks                                     192,533          243,134                   17 years
     Product documentation and other                                  -          556,386                    3 years
                                                             ----------       ----------
                                                              1,847,645        2,454,632

     Less accumulated amortization                             (164,164)        (622,609)
                                                             ----------       ----------
                                                             $1,683,481       $1,832,023
                                                             ==========       ==========


Amortization expense related to other intangibles amounted to approximately $89,000, $97,000 and $79,000 during 1999, 1998 and 1997, respectively.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates.

Income Per Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Prior to 1998, the Company computed income per common share using the methods outlined in Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share," and its interpretations. The Company adopted SFAS No. 128 in 1998 and restated its income per share for 1997.

Basic income per common share is computed using the weighted-average number of common shares outstanding during each year. Diluted income per common share reflects the effect of the Company's outstanding options, except where such items would be antidilutive.

A reconciliation of weighted-average shares used for the basic computation and that used for the diluted computation is as follows:

                                                                                  Years Ended June 30
                                                                      1999              1998             1997
     Weighted-average shares - basic                                1,586,892         1,566,652        1,548,095
     Dilutive effect of options                                        51,548            88,006           69,644
                                                                    ---------         ---------        ---------
     Weighted-average shares - diluted                              1,638,440         1,654,658        1,617,739
                                                                    =========         =========        =========

Options to purchase 64,800, 0 and 0 shares of common stock were outstanding at June 30, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and, therefore, their effect would be antidilutive.

Product Warranties - Estimated costs related to product warranties are recorded at the time of the sale of the product.

Fair Value of Financial Instruments - The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and note payable approximate fair value because of the short maturity of these instruments. The fair value of long-term debt approximates the carrying value.

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," using the intrinsic value method. The difference between accounting for stock-based compensation under APB Opinion No. 25 and SFAS No. 123 is disclosed in Note 11.

Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income, which, in the case of the Company, is the same as net income for each of the three years ended June 30, 1999.

Segments - Effective July 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The standard requires the reporting of certain information about operating segments including the basis of presentation and segment profit or loss. The disclosures relating to this statement are included in Note 12.

New Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended in June 1999, and effective for fiscal years, including fiscal quarters, beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company is currently analyzing the impact that this statement will have on its financial statements.

In April 1998, the American  Institute of Certified  Public  Accountants  issued
Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all start-up activities and organizational costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, however, early adoption is encouraged. The Company adopted this SOP in the fourth quarter of Fiscal 1999. The adoption of this statement resulted in a charge of $51,240 (net of an income tax benefit of $33,609), which is included in the Statement of Operations as a cumulative effect of accounting change. The cumulative effect of the adoption of SOP 98-5 is calculated as if the new statement was adopted as of the beginning of the year.

Reclassifications - Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

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

The Statement of Operations for the year ended June 30, 1999 includes a full year of operations of the acquired business. The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place as of the beginning of each period presented:

                                                  Year Ended        Year Ended
                                                 June 30, 1998    June 30, 1997

     Revenues                                     $12,705,159      $10,746,845
     Net earnings                                    $968,597         $688,798
     Diluted income per share                           $0.59            $0.43



These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.


4.    INVENTORIES

Inventories consist of the following at June 30:
                                                                              1999                 1998
     Finished products                                                    $   72,325            $  158,907
     Work in process                                                         397,520               190,122
     Raw materials and purchased components                                1,995,527             1,937,094
                                                                           ---------             ---------
                                                                          $2,465,372            $2,286,123
                                                                           =========             =========

5.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30:
                                                                                                            Estimated
                                                                                                             Useful
                                                                       1999                  1998             Life

     Machinery, equipment and tooling                              $4,067,198            $3,609,794        3-10 years
     Furniture and fixtures                                           931,958               872,570         5-7 years
     Leasehold improvements                                           448,085               447,445        5-10 years
                                                                    ---------             ---------
                                                                    5,447,241             4,929,809

     Less accumulated depreciation and amortization                (3,774,016)           (3,341,895)
                                                                    ---------             ---------
                                                                    1,673,225             1,587,914

     Construction-in-progress                                         673,502                     -
                                                                    ---------             ---------
     Property and equipment, net                                   $2,346,727            $1,587,914
                                                                    =========             =========

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of:
                                                                1999                  1998

     Accrued warranty                                         $ 136,633             $ 124,570
     Accrued medical                                             21,328                69,837
     Other                                                      356,367               237,758
                                                               --------              --------
                                                              $ 514,328             $ 432,165
                                                               ========              ========


7.    NOTE PAYABLE AND LONG-TERM DEBT

Note Payable: The Company has a secured line-of-credit agreement in the amount of $2,000,000, of which approximately $1,200,000 is available at June 30, 1999. The interest rate varies from time to time with changes in the prime interest rate. At June 30, 1999 the interest rate was 7.0%. The Note is due on demand and is renewed annually in March.

Long-term debt: Long-term debt consists of the following at June 30:
                                                                                           1999             1998
         Term  note  payable  to  a  commercial   lender;   payable  in  monthly
           installments of $24,620 including principal and interest at
           8.5% through August 2002                                                      $566,446          $810,685
         Less current portion                                                            (257,155)         (235,567)
                                                                                          -------           -------
                                                                                         $309,291          $575,118
                                                                                          =======           =======
The  line-of-credit  and  term  note  are  secured  by  the  Company's  accounts receivable, inventories and property and equipment.


The following is a summary of the maturities of long-term debt as of June 30:

     Year Ending
     2000                              $ 257,155
     2001                                279,886
     2002                                 29,405
                                       ---------
                                       $ 566,446
                                       =========



8.    INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended June 30:
                                                        1999             1998              1997

     Federal:
           Current                                    $444,749          $454,664         $340,964
           Deferred                                     34,897            54,421          (50,584)
                                                       -------           -------          -------
                                                       479,646           509,085          290,380
                                                       -------           -------          -------
     State:
           Current                                     121,150           119,948           87,598
           Deferred                                      9,842            19,146          (12,594)
                                                       -------           -------          -------
                                                       130,992           139,094           75,004
                                                       -------           -------          -------
                                                      $610,638          $648,179         $365,384
                                                       =======           =======          =======


Total income tax expense differs from the amount computed by applying the statutory federal income tax rate of 34% to pretax income. The computed amount, and the items which make total income tax expense vary from it, are as follows for the years ended June 30:

                                                                            1999      1998       1997

     Federal statutory rate                                                   34 %      34 %       34 %
     State income taxes, net of federal income tax effect                      6         6          6
                                                                              --        --         --
     Income tax expense                                                       40 %      40 %       40 %
                                                                              ==        ==         ==

Deferred tax assets and liabilities as of June 30, 1999 and 1998 are attributable to the following:
                                                                                           1999             1998
Deferred tax assets:
          Accounts receivable, principally due to allowance
             for doubtful accounts                                                       $102,220           $79,651
          Inventories, principally due to reserves for obsolescence                        28,425            35,609
          Vacation accrual                                                                  9,543            13,501
          Warranty accrual                                                                 47,747            43,823
                                                                                          -------           -------
Total gross deferred tax assets                                                           187,935           172,584
                                                                                          -------           -------
Deferred tax liabilities:
          Prepaid expenses, deferred charges and other current assets                      27,365            27,267
          Property and equipment, computer software and other
             intangible assets principally due to differences in depreciation
             and amortization methods                                                     119,368            59,376
                                                                                          -------           -------
Total gross deferred tax liabilities                                                      146,733            86,643
                                                                                          -------           -------
Net deferred tax asset                                                                    $41,202           $85,941
                                                                                          =======           =======

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.


9.    COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases its facilities under lease agreements expiring through 2001 which are classified as operating leases. The lease for the Company's main building is noncancelable by the Company except through the exercise of an option to purchase the property for the remaining principal and interest balance on the Vermont Industrial Revenue Bond held by the lessor. The leases for the remaining three locations are noncancelable. Future minimum rental payments under the noncancelable operating leases for each of the years subsequent to June 30, 1999 are as follows:

              2000                    $165,620
              2001                      53,721
                                      --------
                                      $219,341
                                      ========

Rental expense under cancelable and noncancelable operating leases amounted to approximately $161,000, $151,000 and $107,000 during 1999, 1998 and 1997, respectively. The Company is also subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's financial position or results of operations.

10.   EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan under which eligible employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under
Section 401(k) of the Internal Revenue Code. The plan covers all employees meeting certain eligibility requirements. The Company contributed approximately $66,000, $60,000 and $45,000 to the plan during 1999, 1998 and 1997, respectively.


11.   STOCKHOLDERS' EQUITY

Stock Option Plans - The Company has three plans: the 1985 Incentive Stock Option Plan, the 1993 Stock Option Plan, and the 1997 Stock Option Plan. These plans provide for granting of options for common stock to officers and key employees. The options granted are generally exercisable in four annual installments beginning one year after the date of the grant and expiring five to ten years after the date of the grant, depending on stock ownership on the grant date. The following is a summary of the option activity for the Company:

                                                                  Weighted-
                                            Number                  Average
                                              of                Exercise Price
                                            Shares                 per Share

     Balance July 1, 1996                   160,700               $4.27

           Granted                            3,000                6.75
           Exercised                         (8,000)               2.61
           Canceled                          (4,000)               7.60
                                            -------
     Balance June 30, 1997                  151,700                4.32

           Granted                           53,000                8.51
           Exercised                        (32,625)               3.14
           Canceled                          (1,000)               8.50
                                            -------
     Balance June 30, 1998                  171,075                5.80

           Granted                           35,250               10.87
           Exercised                         (1,600)               4.72
           Canceled                         (25,525)               8.78
                                            -------
     Balance June 30, 1999                  179,200               $4.12
                                            =======

Stock Option Plans (Continued) - The following table sets forth information regarding options outstanding at June 30, 1999:

                                       Options
                                     Outstanding                                                 Options Exercisable
  ---------------------------------------------------------------------------------     -------------------------------------
                                                 Weighted-
                                                  Average         Weighted-                                    Weighted-
              Range of                           Remaining         Average                    Number            Average
              Exercise           Number         Contractual       Exercise                   Currently         Exercise
               Prices          Outstanding     Life (Years)        Prices                   Exercisable         Prices

            $1.38 - $2.38        7,500              2.61            $1.98                       7,500            $1.98
             2.50 - 3.31        66,000              1.60             2.75                      66,000             2.75
             6.75 - 8.50        64,200              7.30             8.01                      33,025             8.05
            9.63 - 10.87        41,500              8.81            10.42                       6,000             9.63
                               -------                                                        -------
                               179,200              5.35            $6.38                     112,525            $4.62
                               =======                                                        =======



As described in Note 2, the Company uses the intrinsic value method (in accordance with APB No. 25) to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the Company's net income and diluted net income per share for the years ended June 30, 1999, 1998 and 1997 would have been $836,679 or $.51 per share, $949,791 or $.57 per share and 539,782 or $.33 per share, respectively. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                          1999             1998              1997

           Dividend yield                                 none             none              none
           Expected volatility factor                     39.9%            38.1%             45.8%
           Average risk-free interest rate                6.0%             5.4%              6.2%
           Expected lives                                6 years          6 years           6 years

The weighted-average fair value of options granted in 1999, 1998 and 1997 was $5.29, $3.94 and $4.50, respectively. The option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of ten years. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

12.    SEGMENT INFORMATION


         The Company has identified two distinct and reportable segments: the Hardware and the Media segments. The Company considers these two segments reportable under the requirements of SFAS No. 131 criteria as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's chief decision-maker.

         The Hardware segment provides printers, high performance applicators and laminators of labels for industrial environments. The Media segment provides the high performance label material for industrial environments. The accounting policies of each segment are in accordance with those described in Note 2.

         A summary of information about the Company's operations by segment for the fiscal years ended June 30, 1999, 1998 and 1997 is as follows:

                                                               Hardware            Media             Total
     1999

     Net sales                                              $ 4,102,570      $ 9,822,661       $13,925,231
     Cost of sales                                            2,362,794        5,392,473         7,755,267
     Gross profit                                             1,739,776        4,430,188         6,169,964
     Selling, general & administrative (1)                    1,241,691        2,838,214         4,079,905
     Research & development                                     311,809          161,980           473,789
                                                             ----------       ----------        ----------
     Operating income                                       $   186,276      $ 1,429,994       $ 1,616,270

     1998

     Net sales                                              $ 3,568,015      $ 8,942,540       $12,510,555
     Cost of sales                                            1,918,586        4,649,464         6,568,050
     Gross profit                                             1,649,430        4,293,075         5,942,505
     Selling, general & administrative (1)                    1,152,036        2,537,235         3,689,271
     Research & development                                     446,022          131,842           577,864
                                                             ----------       ----------        ----------
     Operating income                                       $    51,372      $ 1,623,998       $ 1,675,370

     1997

     Net sales                                              $ 2,456,342      $ 6,345,047       $ 8,801,389
     Cost of sales                                            1,364,443        3,318,070         4,682,513
     Gross profit                                             1,091,899        3,026,977         4,118,876
     Selling, general & administrative (1)                      972,348        1,680,591         2,652,939
     Research & development                                     427,201          164,566           591,767
                                                             ----------       ----------        ----------
     Operating income                                       $  (307,650)     $ 1,181,820      $    874,170
     (1)  Management allocates general and administrative expenses to the two segments.

Depreciation and amortization for the Hardware and Media segments for 1999 were $260,787 and $324,385, for 1998 $235,056 and $309,843 and for 1997 $269,035 and
$264,989.

Geographic Areas:   Export sales aggregated approximately $2,365,000, $2,125,000 and $1,979,000 in 1999, 1998 and 1997, respectively.

13.   CONCENTRATION OF SALES

During 1999, 1998 and 1997, no single customer accounted for 10% or more of total sales.





                                                        * * * * * *

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   1. Financial Statements:

         Included in Part II, Item 8, of this report:

                  (a) Reports of Independent Auditors

                  (b) Balance Sheets, June 30, 1999 and 1998.

                  (c) Statements  of  Operations  for the years  ended June 30,
                      1999, 1998 and 1997.

                  (d) Statements of  Stockholders'  Equity for  the  years ended
                      June 30, 1999, 1998 and 1997.

                  (e) Statements  of Cash  Flows for  the years  ended  June 30,
                      1999, 1998 and 1997.

                  (f) Notes to Financial Statements.

         2. Financial Statement Schedule.

                      Schedule II - Valuation and Qualifying Accounts and Reserves, years ended June 30, 1999, 1998 and 1997.

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

SIGNATURES


         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                     IMTEC, Inc.



                                            By:_____/s/_Steven D. Anton_________
                                                Steven D. Anton, President & CEO
                                                   (Principal Executive Officer)


                                       By:___/s/ George S. Norfleet III_________
                                   George S. Norfleet III, Secretary - Treasurer
                                      (Principal Financial & Accounting Officer)


Dated:   September 20, 1999



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

             Signatures                 Titles                      Date



___/s/ Ralph E. Crump______       Chairman, Director         September 20, 1999
Ralph E. Crump



___/s/ Douglas T. Granat___           Director               September 20, 1999
Douglas T. Granat



___/s/ Robert W. Ham_______           Director               September 20, 1999
Robert W. Ham



___/s/ David C. Sturdevant_           Director               September 20, 1999
David C. Strudevant


                                                                                                                Schedule II
                                   IMTEC Inc.
                        Valuation and Qualifying Accounts
                    Years ended June 30, 1999, 1998, and 1997


                                      Balance at       Charged to
                                      Beginning        cost and                    Additions                  Balance
       Description                    of year          expenses          other accounts   (deductions)        end of year

Allowance for doubtful accounts:
       Year ended 6/30/99               $197,521          $63,302                  $-          $(787)            $260,036
       Year ended 6/30/98               $175,104          $88,404                  $-       $(65,987)            $197,521
       Year ended 6/30/97              $  93,915          $98,400                  $-       $(17,211)            $175,104


Reserve for obsolete inventory:
       Year ended 6/30/99              $  94,855          $99,576                  $-      $(119,645)             $74,786
       Year ended 6/30/98               $167,918          $95,536                  $-      $(168,599)             $94,855
       Year ended 6/30/97              $  67,086         $168,480                  $-       $(67,648)            $167,918

EXHIBIT 11.1
STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                                                           Years Ended June 30,
                                                              1999                  1998                  1997
BASIC
Weighted Average Shares Outstanding                      1,586,892             1,566,652             1,548,095
                                                         ---------             ---------             ---------
                               TOTAL                     1,586,892             1,566,652             1,548,095
                                                         =========             =========             =========
Net Income                                                $879,727              $984,622              $556,073
                                                         =========             =========             =========
Net Income Per Share                                      $   0.55              $   0.63              $   0.36
                                                         =========             =========             =========


DILUTED
Weighted Average Shares Outstanding                      1,586,892             1,566,652             1,548,095

Net effect of dilutive stock options
       Based on the treasury stock method
       Using average market price                           51,548                88,006                69,644
                                                         ---------             ---------             ---------
                               TOTAL                     1,638,440             1,654,658             1,617,739
                                                         =========             =========             =========
Net Income                                                $879,727              $984,622              $556,073
                                                         =========             =========             =========
Net Income Per Share                                      $   0.54              $   0.60              $   0.34
                                                         =========             =========             =========


INDEPENDENT AUDITORS' CONSENT


     We consent to the incorporation by reference in Registration Statement Nos. 333-65263, 33-62361 and 33-00666 of IMTEC, Inc. on Form S-8 of our report dated August 31, 1999, appearing in this Annual Report on Form 10-K of IMTEC, Inc. for the year ended June 30, 1999.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
September 22, 1999