Form 10-Q
period 1999-09-30
IMTEC INC
filed 1999-11-15
CIK 730045

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C. 20549

                                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                          September 30, 1999.

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





APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of October 29, 1999:    1,595,513

                                   IMTEC, INC.

                                      INDEX


Part I   Financial Information                                          Page #

         Item 1   Condensed Financial Statements
                  Condensed Balance Sheets -
                       September 30, 1999 and June 30, 1999              3 - 4

                  Condensed Statements of Operations -
                       Three Months Ended
                           September 30, 1999 and 1998                     5

                  Condensed Statements of Cash Flows
                       Three Months Ended
                           September 30, 1999 and 1998                     6

                  Notes to Condensed Financial Statements                7 - 9

         Item 2   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations    10 - 11

         Item 3   Quantitative and Qualitative Disclosures about
                       Market Risk                                         12

Part II  Other Information                                                 13

         Signatures                                                        14


                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - CONDENSED FINANCIAL INFORMATION
                                   IMTEC, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                              September 30,             June 30,
                                                                 1999                    1999  .
ASSETS

Current assets:
     Cash and cash equivalents                                 $114,309                  $ 55,260
     Accounts receivable, net of allowance for
         doubtful accounts of $276,000 and
              $260,000 as of September 30, 1999
              and June 30, 1999, respectively                 2,253,078                 3,166,970

     Inventories, net                                         2,378,533                 2,465,372
     Prepaid expenses and deferred charges                      243,750                   143,149
     Deferred  tax asset                                        160,570                   160,570
                                                             ----------                ----------

                  Total current assets                        5,150,240                 5,991,321
                                                            -----------              ------------

Property and equipment - net                                  2,321,967                 2,346,727

Construction-in-progress                                        805,608                         -

Computer software - net                                          61,164                    65,987

Other intangibles - net                                       1,658,498                 1,683,481
                                                            -----------               -----------

                                                            $ 9,997,477              $ 10,087,516
                                                              =========                 =========

                         The  accompanying  notes are an integral  part of these
condensed financial statements.


                                   IMTEC, INC.
                      CONDENSED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)

                                                              September 30,             June 30,
                                                                 1999                    1999  .
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable - bank                                 $            -                $  794,253
     Current portion of long-term debt                          257,155                   257,155
     Accounts payable                                           726,811                   750,302
     Income taxes payable                                        81,976                   120,989
     Accrued liabilities:
         Salaries and wages                                     172,640                   204,503
         Commissions                                             58,119                    77,376
         Other                                                  483,479                   514,328
                                                             ----------               -----------

                  Total current liabilities                   1,780,180                 2,718,906

Long-term capital lease obligation                              805,608                         -
Long-term deferred tax liability                                119,368                   119,368
Long-term debt less current portion                             223,365                   309,291
                                                              ---------                 ---------

                  Total long-term liabilities                 1,148,341                   428,659

Stockholders' equity:
     Common stock - $.01 par value;
         authorized 5,000,000 shares; issued and outstanding:
         1,586,713 shares September 30, 1999 and
         1,587,313 shares June 30, 1999                          15,873                    15,873
     Additional paid-in capital                               2,599,163                 2,599,163
     Retained earnings                                        4,453,920                 4,324,915
                                                            -----------               -----------

                  Total stockholders' equity                  7,068,956                 6,939,951
                                                            -----------               -----------

                                                            $ 9,997,477              $ 10,087,516
                                                               ========                  ========

                         The  accompanying  notes are an integral  part of these
condensed financial statements.

                                   IMTEC, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                             Three Months Ended
                                                                September 30,
                                                            1999                1998

Net sales                                               $3,179,833          $2,849,387
Cost of sales                                            1,921,896           1,658,054
                                                       -----------         -----------
              Gross profit                               1,257,937           1,191,333

Selling, general and
     administrative expenses                               918,511             860,898
Research and development
     expenses                                              113,575             122,271
                                                       -----------         -----------

              Operating income                             225,851             208,164

Other income (expense):
     Miscellaneous income
         and other expenses                                     25                 825
     Interest expense                                      (19,702)            (17,477)
                                                       ------------        ------------

         Income before income taxes and
          cumulative effect of accounting change           206,174             191,512

Income tax expense                                          77,169              75,865
                                                       ------------        ------------
Income before cumulative effect of
     accounting change                                     129,005             115,647

Cumulative effect of accounting change,
     net of income tax benefit                                   -              51,240
                                                       -----------         -----------

Net income                                                $129,005             $64,407
                                                       ===========         ===========
Basic net income per common share before
     cumulative effect of accounting change          $         .08       $         .07
Cumulative effect of accounting change                           -                 .03
                                                       -----------         -----------
Basic net income per common share                    $         .08       $         .04
                                                       ===========         ===========
Diluted net income per common share before
     cumulative effect of accounting change          $         .08       $         .07
Cumulative effect of accounting change                           -                 .03
                                                       -----------         -----------
Diluted net income per common share                  $         .08       $         .04
                                                       ===========         ===========
Weighted shares for basic computation                    1,587,809           1,585,735

Weighted shares for diluted computation                  1,634,511           1,665,419

                         The  accompanying  notes are an integral  part of these
condensed financial statements.

                                   IMTEC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              Three Months Ended
                                                                    September 30,
                                                                  1999          1998
                                                                  ----          ----
Cash flows from operating activities:
     Net income                                                $129,005        $64,407
     Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation & amortization of property
         and equipment and other assets                         202,757        142,799
         Cumulative effect of accounting change                       -         51,240

     Increase (decrease) in cash from:
     Accounts receivable                                        913,892        504,106
     Inventories                                                 86,839        (77,691)
     Prepaid expenses and other assets                         (100,601)       (31,374)
     Accounts payable                                           (23,491)       (29,839)
     Income taxes payable                                       (39,013)        57,056
     Accrued liabilities                                        (81,969)      (467,147)
                                                              ----------      ---------
     Net cash provided by operating activities                1,087,419        213,557

Cash flows from investing activities:
     Expenditures for property and equipment
         and other assets                                     (148,191)      (318,320)
                                                              ---------       --------

Cash flows from financing activities:
     Proceeds from issuance of notes                                  -        110,875
     Repayment of note payable to bank                         (794,253)
     Repayment of long term-debt                                (85,926)       (77,193)
     Proceeds from issuance of stock                                  -          3,753
                                                              ---------       --------
     Net cash provided by (used in) financing
         activities                                            (880,179)        37,435
                                                              ----------      --------
Net increase (decrease) in cash                                  59,049        (67,328)
Cash and cash equivalents at the beginning of period             55,260         84,100
                                                              ---------       --------
Cash and cash equivalents at the end of period                $ 114,309       $ 16,772
                                                              =========       ========
Supplemental information disclosures:
         Interest paid                                         $ 19,702       $ 17,477
         Income tax paid                                       $116,182       $ 18,009

                         The  accompanying  notes are an integral  part of these
condensed financial statements.

                                   IMTEC, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1 -      Basis of Presentation

         The financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2 -      Newly Adopted Accounting Pronouncement

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all start-up activities and organizational costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, however, early adoption is encouraged. The Company adopted this SOP in the fourth quarter of Fiscal 1999. The Company has reflected the adoption of this standard in the results of operations for the three months ended September 30, 1998 as though this standard had been adopted as of the beginning of Fiscal 1999. The adoption of this statement resulted in a charge of $51,240 (net of an income tax benefit of $33,609), which is included in the Consolidated Statement of Operations as a cumulative effect of accounting change. The cumulative effect of the adoption of SOP 98-5 is calculated as if the new statement was adopted as of the beginning of the year.

3 -      Inventories

         Inventories consist of:
                                                     September 30,          June 30,
                                                          1999                 1999

Finished products                                   $     94,994          $   72,325
Work in process                                          308,417             397,520
Purchased components                                   1,975,122           1,995,527
                                                     -----------         -----------
                                                     $ 2,378,533         $ 2,465,372
                                                     ===========         ===========

         Inventory cost consisted of the cost of purchased components and supplies, manufacturing labor and manufacturing overhead.

4 -      Liability for Estimated Product Warranty

         As of September 30, 1999 and June 30, 1999, the Company had provided $138,000 and $137,000, respectively, against future product warranties based on its experience with customer claims. Warranty expenses charged to income amounted to approximately $17,400 for the three-month period ended September 30, 1999 and $22,600 for the three-month period ended September 30, 1998.

5 -      Income per Common Share

         Basic income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during each period presented. Dilutive income per share reflects the effects of the Company's outstanding options (using the treasury stock method at the average price during the period), except where such items would be antidilutive.

         A reconciliation of weighted average shares used for the basic calculation and that used for the diluted calculation was as follows:

                                                     Three months ended September 30,
                                                         1999               1998

Weighted average shares - basic                        1,587,809           1,585,735
Dilutive effect of options                                46,702              79,684
                                                       ---------           ---------
Weighted average shares - diluted                      1,634,511           1,665,419
                                                       =========           =========

         Options to purchase 95,200 and 0 shares of common stock were outstanding as of September 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and, therefore, their effect would be antidilutive.

6 -      Capital Lease Obligation

         The Company has entered into an agreement to lease a 56,000 square foot facility in Keene, NH that is currently under construction. During the construction period, the Company has guaranteed the developer's construction loan. This lease will be accounted for as a capital lease. Accordingly, the Company has recognized an asset as construction-in-progress and the corresponding long-term liability as a capital lease obligation for the construction costs incurred to-date of $805,608. Total construction costs are anticipated to be $2,400,000.

7 -      Segment Information

         The Company has identified two distinct and reportable segments: the Hardware and the Media segments. The Company considers these two segments reportable under the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," criteria as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's chief decision-maker.

         The Hardware segment provides printers, high-performance applicators and laminators of labels for industrial environments. The Media segment provides the high-performance label material for industrial environments.

         The  following  is  a  summary  of  information   about  the  Company's
operations by segment for the three months ended September 30:

                                                               Hardware            Media             Total
Three months ended September 30, 1999
Net sales                                                      $787,816       $2,392,017        $3,179,833
Cost of sales                                                   441,348        1,480,548         1,921,896
Gross profit                                                    346,468          911,469         1,257,937
Selling, general & administrative (1)                           291,679          626,832           918,511
Research & development                                           76,375           37,200           113,575
                                                             ----------       ----------        ----------
Operating income                                               ($21,586)        $247,437          $225,851

Three months ended September 30, 1998
Net sales                                                      $760,926       $2,088,461        $2,849,387
Cost of sales                                                   467,752        1,190,302         1,658,054
Gross profit                                                    293,174          898,159         1,191,333
Selling, general & administrative (1)                           225,203          635,695           860,898
Research & development                                           81,308           40,963           122,271
                                                             ----------       ----------        ----------
Operating income                                               ($13,337)        $221,501          $208,164

(1)       Management allocates general and administrative expenses to the two segments.

Depreciation and amortization for the Hardware and Media segments for the three-month period ended September 30, 1999 were $37,777 and $164,979, respectively, and for the three month period ended September 30, 1998 were $51,385 and $90,658, respectively.

                                   IMTEC, INC.
            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 as compared to Three Months Ended September 30, 1998

         Revenues for the three months ended September 30, 1999 increased approximately 11.6% from the corresponding period in 1998.

         Revenues from Bar Code labels and printing supplies were $2,392,017 for the quarter ended September 30, 1999 compared to $2,088,461 for the same period last year. Bar Code labels and printing supplies represented 75.2% of total revenue for the three months ended September 30, 1999 compared to 73.3% for the same period last year .

         Revenues from the sales of Industrial Bar Code Equipment were $787,816 for the three months ended September 30, 1999 compared to $760,926 for the same period in 1998. Industrial Bar Code Equipment sales represented 24.8% of total revenue for the three months ended September 30, 1999 compared to 26.7% for the same period last year.

         Total backlog, for all products, as of September 30, 1999 was approximately $5,114,000, all of which is scheduled to ship by June 30, 2000. Total backlog as of September 30, 1998 was $3,305,000. The increase is the result of an order announced on September 7, 1999 in excess of $2 million from Intermec Technologies Corporation. The order is for 216 Model 4420E-1 automated printer-applicators.

         Cost of sales as a percentage of net sales for the three months ended September 30, 1999 was 60.4%, up from 58.2% for the same period in 1998. This increase is directly related to the product mix and an increased portion of sales through indirect channels.

         Selling, general and administrative ("SG&A") expenses were $918,511 for the quarter ended September 30, 1999 as compared to $860,898 for the quarter ended September 30, 1998. This represents a 6.7% increase in these expenses. While this represents an increase in dollars, SG&A as a percentage of revenues decreased to 28.9% as of September 30, 1999 from 30.2% as of September 30, 1998.

         Research and development expenses for the quarter ended September 30, 1999 were $113,575 (3.6% of sales) compared to $122,271 (4.3% of sales) for the same period last year.

         The Company's effective tax rate was approximately 37% and 40% for the three months ended September 30, 1999 and 1998, respectively, and is based on the Company's estimated effective tax rate for the full year.

         Net income for the quarter ended September 30, 1999 was $129,005 compared to $64,407 for the quarter ended September 30, 1998. The major reason for this increase is the increase in revenues and the adoption of SOP 98-5, which is reflected in the Consolidated Statement of Operations for the three months ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company's principal available sources of liquidity were operations and a $2,000,000 bank line of credit (all of which was available as of September 30, 1999).

         Accounts receivable decreased from $3,166,970 as of June 30, 1999 to $2,253,078 as of September 30, 1999, a direct result of the increased efforts at collections of past due accounts.

         Inventories decreased from $2,465,372 as of June 30, 1999 to $2,378,533 as of September 30, 1999.

         The Company's capital commitments for fiscal 2000 are expected to be at the same level as fiscal 1999. The Company has entered into an agreement to lease a 56,000 square foot facility in Keene, NH that is currently under construction. During the construction period, the Company has guaranteed the developer's construction loan. This lease will be accounted for as a capital lease. Accordingly, the Company has recognized an asset as construction-in-progress and the corresponding long-term liability as a capital lease obligation for the construction costs incurred to-date of $805,608. Total constructions costs are anticipated to be $2,400,000.

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

Recent Accounting Pronouncements

         In Fiscal 1999, the Company adapted SOP 98-5, "Reporting on the Costs of Start-Up Activities." In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all start-up activities and organizational costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, however, early adoption is encouraged. The Company adopted this SOP in the fourth quarter of Fiscal 1999. The Company has reflected the adoption of this standard in the results of operations for the three months ended September 30, 1998 as though this standard had been adopted as of the beginning of Fiscal 1999. The adoption of this statement resulted in a charge of $51,240 (net of an income tax benefit of $33,609), which is included in the Consolidated Statement of Operations as a cumulative effect of accounting change. The cumulative effect of the adoption of SOP 98-5 is calculated as if the new statement was adopted as of the beginning of the year.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended in June 1999, and effective for fiscal years, including fiscal quarters, beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2001. The Company is currently analyzing the impact this statement will have on its financial statements.



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


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's outstanding short-term debt as of September 30, 1999 bears interest at a variable rate; therefore, the Company's results of operations would be affected by interest rate changes to the extent of the notes outstanding. Due to the short-term nature, an immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

                           PART II - OTHER INFORMATION
Item 1 -      Legal Proceedings
              None
Item 2 -      Changes in Securities
              None
Item 3 -      Defaults upon Senior Securities
              None
Item 4 -      Submission of Matters to a Vote of Security Holders
              A.    November 1, 1999 - Annual Meeting of Stockholders

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

                                          IMTEC, INC.






                                     BY:______/s/ Steven D. Anton____________
                                                Steven D. Anton
                                        President & Chief Executive Officer






                                      BY ______/s/ George S. Norfleet III______
                                                    George S. Norfleet III
                                                     Secretary / Treasurer