Form 10-Q
period 1999-12-31
IMTEC INC
filed 2000-02-14
CIK 730045

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                            Washington, DC 20549

                                                     FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 1999.

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

[X] YES   [ ] NO





APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common shares outstanding as of February 7, 2000,    1,635,313

IMTEC, INC.

INDEX

                                                                       Page #
Part I   Financial Information

         Item 1   Condensed Financial Statements
                  Condensed Balance Sheets -

                       December 31, 1999 and June 30, 1999              3 - 4

                  Condensed Statements of Operations -
                       Three Months and Six Months Ended
                           December 31, 1999 and 1998                   5

                  Condensed Statements of Cash Flows
                       Three Months and Six Months Ended

                           December 31, 1999 and 1998                   6

                  Notes to Condensed Financial Statements               7 - 10

         Item 2   Management's Discussion and Analysis of

                       Financial Condition and Results of Operations    11 - 13

         Item 3   Quantitative and Qualitative
                       Disclosures about Market Risk                    14

Part II  Other Information                                              15

         Item 4   Submission of Matters to a Vote of
                  Security Holders                                      15

         Item 6   Exhibits and Reports on Form 8-K                      15

         Signatures                                                     16

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - CONDENSED FINANCIAL INFORMATION
                                   IMTEC, INC.
                            CONDENSED BALANCE SHEETS

                                   (Unaudited)

                                                                    December 31,            June 30
                                                                     1999                    1999
                                                                   --------                --------
ASSETS

Current assets:
     Cash and cash equivalents                                        $107,091               $ 55,260
     Accounts receivable, net of allowance for
         doubtful accounts of $276,600 and
              $260,000 as of December 31, 1999
              and June 30, 1999, respectively                        2,734,125              3,166,970

     Inventories, net                                                2,360,976              2,465,372
     Prepaid expenses and deferred charges                             218,065                143,149
     Deferred  tax asset                                               160,570                160,570
                                                                    ----------             ----------

                  Total current assets                               5,580,827              5,991,321
                                                                   -----------            -----------

Property and equipment - net                                         2,246,821              2,346,727

Construction-in-progress                                             1,811,147                      -

Computer software - net                                                 52,375                 65,987

Other intangibles - net                                              1,833,087              1,683,481
                                                                   -----------            -----------

                                                                   $11,524,257           $ 10,087,516
                                                                     =========              =========


The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                    ITEM 1 - CONDENSED FINANCIAL INFORMATION
                                   IMTEC, INC.
                      CONDENSED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)

                                                                    December 31,           June 30,
                                                                     1999                   1999
                                                                   --------               ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable - bank                                            $        -             $  794,253
     Current portion of long-term debt                                 257,155                257,155
     Accounts payable                                                  752,103                750,302
     Income taxes payable                                              141,491                120,989
     Accrued liabilities:
         Salaries and wages                                            123,525                204,503
         Commissions                                                    91,206                 77,376
         Other                                                         502,810                514,328
                                                                   -----------            -----------

                  Total current liabilities                          1,868,290              2,718,906

Long-term capital lease obligation                                   1,811,147                      -
Long-term deferred tax liability                                       119,368                119,368
Long-term debt less current portion                                    158,032                309,291
                                                                    ----------              ---------

                  Total long-term liabilities                        2,088,547                428,659

Stockholders' equity:
     Common stock - $.01 par value;
         authorized 5,000,000 shares; issued and outstanding:
         1,633,013 shares December 31, 1999 and

         1,587,313 shares June 30, 1999                                 16,330                 15,873
     Additional paid-in capital                                      2,725,450              2,599,163
     Retained earnings                                               4,825,640              4,324,915
                                                                   -----------            -----------

                  Total stockholders' equity                         7,567,420              6,939,951
                                                                   -----------            -----------

                                                                  $ 11,524,257           $ 10,087,516
                                                                      ========               ========

The accompanying notes are an integral part of these condensed financial statements.

                                  IMTEC, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                                                         Six Months Ended                  Three Months Ended
                                                            December 31,                       December 31,
                                                        1999           1998                1999           1998
                                                        ----           ----                ----           ----
Net sales                                           $7,530,143     $6,212,386          $4,350,309     $3,363,003
Cost of sales                                        4,428,062      3,627,650           2,506,172      1,969,587
                                                    ----------     ----------          ----------      ---------
         Gross profit                                3,102,081      2,584,736           1,844,137      1,393,416

Selling, general and

     administrative expenses                         2,008,398      1,736,273           1,089,886        875,372
Research and development

     expenses                                          259,638        243,417             146,063        121,146
                                                    ----------     ----------          ----------     ----------

         Operating profit                              834,045        605,046             608,188        396,898

Other income (expense):
     Miscellaneous income and other expenses                96          2,918                  70          2,093
     Interest expense                                  (30,539)       (39,236)            (10,837)        (21,758)
                                                    -----------    -----------         -----------     -----------

         Income before income taxes and
              cumulative effect of
                  accounting change                    803,602        568,728             597,421        377,233

Income tax expense                                     302,877        228,654             225,708        152,789
                                                    ----------     ----------          ----------     ----------

Income before cumulative effect of
     accounting change                                 500,725        340,074             371,713        224,444

Cumulative effect of accounting change,
     net of income tax benefit                               0         51,240                   0              0
                                                    ----------     ----------          ----------     ----------
Net income                                          $  500,725     $  288,834          $  371,713     $  224,444
                                                    ==========     ==========          ==========     ==========
Basic net income per common
     share before cumulative
     effect of accounting change                 $         .31  $         .21       $         .23  $         .14
Cumulative effect of accounting change                       -            .03                   -              -
                                                    ----------     ----------          ----------     ----------
Basic net income per common share                $         .31  $         .18       $         .23  $         .14
                                                    ==========     ==========          ==========     ==========
Diluted net income per common share before
     cumulative effect of accounting change      $         .30  $         .20       $         .22  $         .13
Cumulative effect of accounting change                       -            .03                   -              -
                                                    ----------     ----------          ----------     ----------
Diluted net income per common share              $         .30  $         .17       $         .22  $         .13
                                                    ==========     ==========          ==========     ==========
Weighted shares for basic computation                1,592,068      1,586,966           1,596,328      1,587,220
Weighted shares for diluted computation              1,645,785      1,653,491           1,653,741      1,640,693

The accompanying notes are an integral part of these condensed financial statements.


                                  IMTEC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                 Six Months Ended
                                                                                   December 31,
                                                                             1999             1998
                                                                             ----             ----

Cash flows from operating activities:
   Net Income                                                               $500,725         $288,834
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation & amortization                                             274,853          285,598
     Cumulative effect of accounting change                                        -           51,240
Increase (decrease) in cash from:

   Accounts receivable                                                       432,854          349,810
   Inventory                                                                 104,396          (65,762)
   Prepaid expenses and other assets                                         (74,916)         (37,686)
   Accounts payable                                                            1,801          154,608
   Income taxes payable                                                         20,502          110,730
   Accrued liabilities                                                       (78,675)        (505,842)
                                                                            --------        ---------
   Net cash provided by (used in )
     operating activities                                                  1,181,540          631,548
Cash flows from investment activities:
   Expenditures for property & equipment,
     computer software and other
     intangible assets                                                      (310,941)        (682,896)
                                                                            ---------       ---------
Cash flows from financing activities:
   Net borrowing under line of credit                                       (794,253)         135,676
   Principal payments on long-term debt                                     (151,259)        (118,066)
   Proceeds from issuance of stock                                           126,744            7,553
                                                                            --------        ---------
   Net cash provided by (used in) finance
     activities                                                             (818,768)          25,163

Net increase (decrease) in cash and cash equivalents                          51,831          (26,203)
Cash and cash equivalents at the beginning of period                          55,260           84,100
                                                                           ---------        ---------
Cash and cash equivalents at the end of period                              $107,091         $ 57,897
                                                                            ========        =========
Supplemental Information Disclosures:
     Interest paid                                                          $ 30,428         $ 39,236
     Income tax paid                                                        $285,629         $116,334


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

         The results of operations for the six-month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2 -      Newly Adopted Accounting Pronouncement

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all start-up activities and organizational costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, however, early adoption is encouraged. The Company adopted this SOP in the fourth quarter of Fiscal 1999. The Company has reflected the adoption of this standard in the results of operations for the three and six months ended December 31, 1998 as though this standard had been adopted as of the beginning of Fiscal 1999. The adoption of this statement resulted in a charge of $51,240 (net of an income tax benefit of $33,609), which is included in the Consolidated Statement of Operations as a cumulative effect of accounting change. The cumulative effect of the adoption of SOP 98-5 is calculated as if the new statement was adopted as of the beginning of the year.

3 -      Inventories

         Inventories consist of:
                                               December 31,            June 30,
                                                    1999                 1999
                                                    ----                 ----

         Finished products                      $   38,386           $   72,325
         Work in process                           227,972              397,520
         Purchased components                    2,094,618            1,995,527
                                                ----------           ----------
                                                $2,360,976           $2,465,372
                                                ==========           ==========

         Inventory cost consisted of the cost of purchased components and supplies, manufacturing labor and manufacturing overhead.

4 -      Liability for Estimated Product Warranty

         On December 31, 1999 and June 30, 1999, the Company had provided $137,000 against future product warranties based on its experience with customer claims. Warranty expenses charged to income amounted to approximately $34,800 for the six month period ended December 31, 1999 and $18,700 for the six-month period ended December 31, 1998.

5 -      Income per Share

         Basic income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during each period presented. Dilutive income per share reflects the effects of the Company's outstanding options (using the treasury stock method at the average price during the period), except where such items would be antidilutive.

         A reconciliation of weighted average shares used for the basic calculation and that used for the diluted calculation was as follows:

                                                Six months ended December 31,
                                                     1999              1998
                                                     ----              ----
Weighted average shares - Basic                      1,592,068        1,586,966
Dilutive effect of options                              53,717           66,525
                                                     ---------        ---------
Weighted average shares - diluted                    1,645,785        1,653,491
                                                     =========        =========

                                               Three months ended December 31,
                                                     1999              1998
                                                     ----              ----

Weighted average shares - Basic                      1,596,328        1,587,220
Dilutive effect of options                              57,413           53,473
                                                     ---------        ---------
Weighted average shares - diluted                    1,653,741        1,640,693
                                                     =========        =========

         Options to purchase 95,200 and 75,700 shares of common stock were outstanding as of December 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock and, therefore, their effect would be antidilutive.

6 -      Capital Lease Obligation

         The Company has entered into an agreement to lease a 56,000 square foot facility in Keene, NH that is currently under construction. During the construction period, the Company has guaranteed the developer's construction loan. This lease will be accounted for as a capital lease. Accordingly, the Company has recognized an asset as construction-in-progress and the corresponding long-term liability as a capital lease obligation for the construction costs incurred to-date of $1,811,147. Total construction costs are anticipated to be $2,650,000.

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

         The  following  is  a  summary  of  information   about  the  Company's
operations by segment for the six and three month periods ended December 31:

                                                               Hardware            Media             Total
Six months ended December 31, 1999
Net sales                                                    $2,343,620       $5,186,523        $7,530,143
Cost of sales                                                 1,301,781        3,126,281         4,428,062
Gross profit                                                  1,041,839        2,060,242         3,102,081
Selling, general & administrative (1)                           617,839        1,390,559         2,008,398
Research & development                                          177,438           82,200           259,638
                                                             ----------       ----------        ----------
Operating income                                               $246,562         $587,483          $834,045

Six months ended December 31, 1998
Net sales                                                    $1,782,509       $4,429,877        $6,212,386
Cost of sales                                                 1,074,370        2,553,280         3,627,650
Gross profit                                                    708,139        1,876,597         2,584,736
Selling, general & administrative (1)                           494,973        1,241,300         1,736,273
Research & development                                          161,074           82,343           243,417
                                                             ----------       ----------        ----------
Operating income                                                $52,092         $552,954          $605,046

(1)      Management allocates general and administrative expenses to the two segments.

Depreciation and amortization for the Hardware and Media segments for the six-month period ended December 31, 1999 were $51,210 and $223,643, respectively, and for the six month period ended December 31, 1998 were $103,317 and $182,281, respectively.


                                                               Hardware            Media             Total
Three months ended December 31, 1999
Net sales                                                    $1,555,804       $2,794,505        $4,350,309
Cost of sales                                                   860,433        1,645,739         2,506,172
Gross profit                                                    695,371        1,148,766         1,844,137
Selling, general & administrative (1)                           326,160          763,726         1,089,886
Research & development                                          101,063           45,000           146,063
                                                             ----------       ----------        ----------
Operating income                                               $268,148         $340,040          $608,188

Three months ended December 31, 1998
Net sales                                                    $1,021,583       $2,341,420        $3,363,003
Cost of sales                                                   606,609        1,362,978         1,969,587
Gross profit                                                    414,974          978,442         1,393,416
Selling, general & administrative (1)                           269,770          605,602           875,372
Research & development                                           79,766           41,380           121,146
                                                             ----------       ----------        ----------
Operating income                                                $65,438         $331,460          $396,898

(1)      Management allocates general and administrative expenses to the two segments.

Depreciation  and  amortization  for the  Hardware  and Media  segments  for the three-month period ended December 31, 1999 were $13,433 and $58,664, respectively, and for the three-month period ended December 31, 1998 were $51,932 and $91,623, respectively

8 -      Pending sale

         On December 10, 1999, Brady Corporation (Milwaukee, WI) announced that they were in talks with IMTEC, Inc. to acquire the Company. Subject to due diligence, negotiation of a definitive agreement, and other matters, Brady would acquire the outstanding capital stock of IMTEC, Inc. for $12 per share in a cash transaction valued at approximately $21 million.

9 -      Acquisition

         During November 1999, the Company acquired the manufacturing rights, engineering and inventory for the "Online" printer/applicator from Cognitive, based in Golden, CO., a division of Axiohm Transaction Solutions, Inc. The purchase price of $263,908 has preliminarily been allocated to Inventory, Fixed Assets and $203,292 to Other Intangibles.

                                   IMTEC, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three Months and Six Months Ended December 31, 1999
as compared to Three Months and Six Months Ended December 31, 1998

         Revenues for the three months and six months ended December 31, 1999 increased approximately 29.4% and approximately 21.2%, respectively, over the corresponding periods in 1998.

         Revenues from Bar Code labels and printing supplies were $2,794,505 and $5,186,523 for the three month and six month periods ended December 31, 1999 compared to $2,341,420 and $4,429,877, respectively, for the same periods last year. Bar Code labels and printing supplies represented 64.2% and 68.9% of total revenue for the three month and six month periods ended December 31, 1999 compared to 69.6% and 71.3%, respectively, for the same periods last year.

         Revenues from the sales of Industrial Bar Code Equipment were $1,555,804 and $2,343,620 for the three and six month periods ended December 31, 1999 compared to $1,021,583 and $1,782,509 for the same periods in 1998. Industrial Bar Code Equipment sales represented 35.8% and 31.1% of total revenue for the three month and six month periods ended December 31, 1999 compared to 30.4% and 28.7% respectively for the same periods last year. During November 1999, the Company acquired the manufacturing rights, engineering and inventory for the "Online" printer/applicator from Cognitive, based in Golden, CO., a division of Axiohm Transaction Solutions, Inc. During the quarter ended December 31, 1999, shipments of this equipment amounted to 7.6% of all equipment sales, for the six months ended December 31, 1999, the "Online" product accounted for 5.1% of equipment sales. In September, 1999 the Company was awarded a $2 million purchase order from Intermec Technologies Corporation for 216 Model 4420E-1 automated printer/applicators. For the three and six month periods ended December 31, 1999, this purchase order accounted for 50.1% and 36.3% of equipment shipments, respectively.

         Total backlog for all products as of December 31, 1999 was approximately $3,621,253, the majority of which is scheduled to ship by June 30, 2000, compared to approximately $2,048,580 as of December 31, 1998.
Approximately $1.2 million of the current backlog is related to the above mentioned purchase order.

     Cost of sales, as a percentage of net sales, for the three months and six months ended December 31, 1999 were 57.6% and 58.8%, respectively, compared to 58.6% and 58.4% for the same periods in 1998.

         Selling, general and administrative expenses were $1,089,886 for the quarter ended December 31, 1999 and $2,008,398 for the six months ended December 31, 1999, as compared to $875,372 and $1,736,273, respectively, for the corresponding periods ended December 31, 1998. This increase is the result of increased Sales and Marketing activity, increased national service coverage and the addition of a new Chief Financial Officer.

     Development and engineering expenses for the three months and six months ended December 31, 1999 were $146,063 (3.4% of sales), respectively, and $259,638 (3.4% of sales) compared to $121,146 (3.6% of sales) and $243,417 (3.9%
of sales), respectively, for the same periods last year.

         The Company's effective tax rate was approximately 38% for the three and six month periods ended December 31, 1999 and 40% for the three and six month periods ended December 31, 1998, and is based on the Company's estimated effective tax rate for the full year.

         Net income for the three months and six months ended December 31, 1999 was $371,713 and $500,725, respectively, compared to $224,444 and $288,834, respectively, for the same periods ended December 31, 1998. This increase in net earnings is directly related to the increase revenues. In addition, the cumulative effect of the adoption of SOP 98-5 decreased net income for the six months ended December 31, 1998. (See Note 2 of the Condensed Financial Statements)

         On December 10, 1999, Brady Corporation (Milwaukee, WI) announced that they were in talks with IMTEC, Inc. to acquire the Company. Subject to due diligence, negotiation of a definitive agreement, and other matters, Brady would acquire the outstanding capital stock of IMTEC, Inc. for $12 per share in a cash transaction valued at approximately $21 million.

LIQUIDITY AND CAPITAL RESOURCES:

     As of December 31, 1999, the Company's principal available sources of liquidity were from operations and a $2,000,000 bank line of credit, all of which was available as of December 31, 1999.

     Accounts receivable, net decreased from $3,166,970 as of June 30, 1999 to $2,734,125 as of December 31, 1999, a direct result of the increased efforts at collection of past due accounts.

     Inventories, net decreased from $2,465,372 as of June 30, 1999 to $2,360,976 as of December 31, 1999.

         The Company's capital commitments for fiscal 2000 are expected to be at the same level as fiscal 1999. The Company has entered into an agreement to lease a 56,000 square foot facility in Keene, NH that is currently under construction. During the construction period, the Company has guaranteed the developer's construction loan. This lease will be accounted for as a capital lease. Accordingly, the Company has recognized an asset as construction-in-progress and the corresponding long-term liability as a capital lease obligation for the construction costs incurred to-date of $1,811,147. Total construction costs are anticipated to be $2,650,000.

         The Company believes that it will be able to offset the effects of inflation by selected price increases in its products, although it can give no assurances in this regard.

     The Company anticipates that cash flows from operations, together with current cash balances and funds available under the Company's line of credit, will be sufficient to meet the Company's working capital and capital equipment expenditure requirements for the foreseeable future.

Recent Accounting Pronouncements

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all start-up activities and organizational costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, however, early adoption is encouraged. The Company adopted this SOP in the fourth quarter of Fiscal 1999. The Company has reflected the adoption of this standard in the results of operations for the three and six months ended December 31, 1998 as though this standard had been adopted as of the beginning of Fiscal 1999. The adoption of this statement resulted in a charge of $51,240 (net of an income tax benefit of $33,609), which is included in the Consolidated Statement of Operations as a cumulative effect of accounting change. The cumulative effect of the adoption of SOP 98-5 is calculated as if the new statement was adopted as of the beginning of the year.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended in June 1999, and effective for fiscal years, including fiscal quarters, beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2001. The Company is currently analyzing the impact this statement will have on its financial statements.

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

         To date the Company has not experienced any significant Year 2000 issues. The Company will continue to monitor Year 2000 issues throughout the calendar year.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's outstanding short-term debt at December 31, 1999 bears interest at variable rates; therefore, the Company's results of operations would be affected by interest rate changes to the extent of the notes outstanding. There were no notes outstanding at December 31, 1999. Due to the short term nature, an immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

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

                           IMTEC, INC.






                  BY:____/s/ Steven D. Anton____________
                         -------------------
                           Steven D. Anton
                           President & Chief Executive Officer

                  BY:___/s/ George S. Norfleet III_________
                        --------------------------
                           George S. Norfleet III
                           Secretary / Treasurer